Form 10QSB
period 1996-06-30
WAYNE BANCORP INC /GA/
filed 1996-08-13
CIK 856063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---     EXCHANGE ACT OF 1934
        For the quarterly period ended:  June 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934 For the transition period from         to
                                                            ---------   -------

                     Commission file number:   33-31093-A
                                               ----------

                              WAYNE BANCORP, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                       58-1858246
      -----------------                     -----------------------------------
   (State of incorporation)                 (I.R.S. Employer Identification No.)

                 818 South First Street, Jesup, Georgia  31545
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (912) 427-2265
                          ---------------------------
                          (Issuer's telephone number)

                                 Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On August 9, 1996, 377,786 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
         Yes     No  X
            ----    ----

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30,          December 31,
                                                                         1996               1995
                                                                       --------          ---------
                                                    ASSETS
 Cash and due from banks                                              $ 1,660,771        $ 1,865,429
 Interest-bearing deposits                                                 65,057            113,284
 Federal funds sold                                                             0          9,940,000
 Investment securities:
   Held-to-maturity                                                     2,435,526          2,171,226
   Available-for-sale                                                   6,076,451          5,810,537
 Loans, less allowances for loan losses of
   $213,488 and $196,669, respectively                                 21,554,169         16,279,664
 Premises and equipment, net                                            1,013,336          1,005,692
 Deferred income taxes                                                     39,837             61,242
 Other assets                                                             426,966            403,694
                                                                      -----------        -----------
          Total assets                                                $33,272,113        $37,650,768
                                                                      ===========        ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Noninterest-bearing deposits                                       $ 5,941,007        $10,271,578
   Interest-bearing deposits                                           22,504,223         23,214,792
                                                                      -----------        -----------
          Total deposits                                               28,445,230         33,486,370
   Federal funds purchased                                                310,000                  0
   Accrued interest expense                                               147,483            201,268
   Accrued income taxes                                                   153,253             74,523
   Other liabilities                                                       54,510             53,367
                                                                      -----------        -----------
          Total liabilities                                            29,110,476         33,815,528
                                                                      -----------        -----------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $1 par value; authorized 10,000,000
     shares; 377,786 issued and outstanding                               377,786            377,786
   Surplus                                                              3,354,102          3,354,102
   Retained earnings                                                      456,356             69,015
   Unrealized gain (loss) net - AFS investments                           (26,607)            34,337
                                                                      -----------        -----------
          Total stockholders' equity                                    4,161,637          3,835,240
                                                                      -----------        -----------
          Total liabilities and stockholders' equity                  $33,272,113        $37,650,768
                                                                      ===========        ===========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                          June 30,
                                                             -------------------------        ------------------------
                                                                1996           1995            1996             1995
                                                             --------         ------          -----            ------
 Interest Income:
   Loans, including fees                                     $ 591,530       $ 430,398      $1,117,917       $ 809,955
   Interest-bearing deposits in banks                              661           3,930           1,985           9,162
   Federal funds sold                                           14,527          36,431          64,165          70,752
   Investment securities:
     Taxable                                                   100,860         108,838         198,234         229,991
     Nontaxable                                                 30,285          14,856          56,761          15,258
     Dividends                                                   3,640           1,976           6,682           3,775
                                                             ---------       ---------      ----------       ---------
          Total interest income                                741,503         596,429       1,445,744       1,138,893
                                                             ---------       ---------      ----------       ---------

 Interest expense:
   Deposits                                                    247,625         255,792         513,392         481,531
   Federal funds purchased                                          48               0              48               0
                                                             ---------       ---------      ----------       ---------

          Total interest expense                               247,673         255,792         513,440         481,531
                                                             ---------       ---------      ----------       ---------

 Net interest income                                           493,830         340,637         932,304         657,362
 Provision for loan losses                                      18,000               0          27,000               0
                                                             ---------       ---------      ----------       ---------
          Net interest income after
            provision for loan losses                          475,830         340,637         905,304         657,362
                                                             ---------       ---------      ----------       ---------

 Other income:
   Service charges on deposits                                  96,351          85,278         189,220         166,896
   Other operating income                                       32,178          35,724          76,798          66,263
   Securities gains (losses) net                                  (746)          1,405          11,934           1,405
                                                             ---------       ---------      ----------       ---------
          Total other income                                   127,783         122,407         277,952         234,564
                                                             ---------       ---------      ----------       ---------

 Other expenses:
   Salaries and employee benefits                              143,902         123,726         291,359         257,729
   Net occupancy and equipment expense                          49,434          50,800          95,533         101,255
   Other operating expense                                     118,301         139,542         235,413         264,110
                                                             ---------       ---------      ----------       ---------
          Total other expense                                  311,637         314,068         622,305         623,094
                                                             ---------       ---------      ----------       ---------

 Profit before income taxes                                    291,976         148,976         560,951         268,832
 Income tax expense                                             90,425          46,159         173,609          86,697
                                                             ---------       ---------      ----------       ---------
          Net Profit                                         $ 201,551       $ 102,817      $  387,342       $ 182,135
                                                             =========       =========      ==========       =========

 Earnings per common share                                   $    0.53       $    0.28      $     1.03       $    0.49
                                                             =========       =========      ==========       =========

 Weighted average shares outstanding                           377,786         372,804         377,786         371,524
                                                             =========       =========      ==========       =========

 Earnings per common share fully diluted                     $    0.43       $    0.22      $     0.83       $    0.39
                                                             =========       =========      ==========       =========

 Weighted average fully diluted shares outstanding             468,723         467,350         466,677         467,013
                                                             =========       =========      ==========       =========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                -----------------
                                                                                1996             1995
                                                                                ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit                                                                 $387,342       $  182,135
   Adjustments to reconcile net profit to net cash provided by operating activities:
       Depreciation, amortization, and accretion, net                           57,456           64,806
       Provision for loan losses                                                27,000                0
       (Gain) loss on sale of securities                                       (11,934)          (1,405)
       Net decrease (increase) in available for sale securities                 92,338         (156,998)
       Net decrease (increase) in deferred taxes                                21,405          121,846
       Net decrease (increase) in other assets                                 (23,272)         (17,729)
       Net increase (decrease) in accrued interest payable                     (53,785)          27,096
       Net increase (decrease) in accrued income taxes                          78,730                0
       Net increase (decrease) in other liabilities                              1,143          (30,253)
       Net increase (decrease) in unrealized gain (loss) AFS
         investments                                                           (60,944)         103,619
                                                                           -----------       ----------
 Net cash provided (used) by operating activities                              515,479          293,117
                                                                           -----------       ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities held-to-maturity                         (393,502)      (1,617,662)
   Purchase of investment securities available-for-sale                     (2,533,537)      (2,433,849)
   Proceeds from maturities of interest-bearing deposits                             0          300,000
   Proceeds from maturities of securities held-to-maturity                     130,000        2,465,000
   Proceeds from maturities of securities available-for-sale                 1,000,000                0
   Proceeds from sales of securities available-for-sale                      1,179,964        2,906,919
   Net (increase) decrease in loans                                         (5,301,505)      (1,694,738)
   Purchase of fixed assets                                                    (58,644)         (12,294)
                                                                           -----------       ----------
 Net cash provided (used) by investing activities                           (5,977,224)         (86,624)
                                                                           -----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                      (5,041,140)      (5,063,001)
   Net increase (decrease) in federal funds purchased                          310,000                0
   Proceeds from issuance of common stock                                            0           62,299
                                                                           -----------       ----------
 Net cash provided (used) by financing activities                           (4,731,140)      (5,000,702)
                                                                           -----------       ----------

 Net increase (decrease) in cash and cash equivalents                      (10,192,885)      (4,794,209)
 Cash and cash equivalents at beginning of period                           11,918,713        8,925,843
                                                                           -----------       ----------
 Cash and cash equivalents at end of period                                $ 1,725,828       $4,131,634
                                                                           ===========       ==========

 SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                                $   567,225       $  454,435
   Income taxes                                                            $    42,081       $        0

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1995, included in the Company's Form 10-KSB for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The Company experienced a net profit during the quarter ended June 30, 1996, of $201,551, compared to $102,817 during the same period of 1995. This brings net profit for the six months ended June 30, 1996, to $387,342, compared to $182,135 for the six months ended June 30, 1995. The improvement in earnings for the second quarter is attributed primarily to higher net interest income which is up 45.0%. The improvement in net interest income can be attributed to a 16.1% increase in earning assets to $30.3 million on June 30, 1996, from $26.1 million on June 30, 1995. The segment of earning assets showing the most significant increase was loans which grew $6.5 million, or 43.0%, during the twelve months ending June 30, 1996. The increase in loans contributed to raising the Company's net interest margin to 6.4% for the quarter ended June 30, 1996, compared to 5.1% for the same period of 1995.

         Noninterest income for the quarter ended June 30, 1996, was $127,783, up 4.4% from $122,407 for the same quarter of 1995. This increase is attributed to improved service charges on deposits which were up 13.0% to $96,351 for the quarter ended June 30, 1996, compared to $85,278, for the same quarter in 1995.

         Noninterest expense for the quarter ended June 30, 1996, was $311,637, down .8% from $314,068 for the same period of 1995. Salaries and benefits were up $20,176, or 16.3%, primarily as a result of salary increases and an increase in the number of Bank employees. Other operating expenses were down $21,241, or 15.2%, primarily due to a $14,353 decline in the premium rate paid by the Bank to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance. In-mid 1995, the FDIC reduced the deposit insurance rates on most banks to the statutory minimum assessment of $1,000 semiannually as a result of the Bank Insurance Fund reaching its legally mandated reserve ratio. The FDIC can raise the deposit insurance rates at anytime. Any increase in the deposit insurance rates for the Bank will increase the Bank's cost of funds and there can be no assurance that such cost can be passed on to the Bank's customers.

         Loan losses, net of recoveries, during the quarter ended June 30, 1996, were $6,975, compared to a net recovery of $204 for the same period one year ago. Loan losses, net of recoveries, amounted to $10,181 for the six months ended June 30, 1996, compared to $137,614 for the six-month period ended June 30, 1995. The majority of the loss in 1995 came from one loan, the loss on which amounted to $133,368, which represented the unguaranteed portion of a $784,000 loan, 83% guaranteed by the Small Business Administration. As a result of the growth experienced in loans during the last half of 1995, management decided to begin monthly loan loss provisions in January of this year after two and one-half years of no provisions. The provision was $3,000 per month in the first quarter of 1996 and was increased to $6,000 per month in the second quarter of 1996 as loan growth continued at a rapid pace. As a result of the monthly loan loss provisions, $27,000 was added to the loan loss reserve, in excess of recoveries, during the six months ended June 30, 1996, bringing the reserve to .98% of loans at June 30, 1996, compared to 1.19% of loans at December 31, 1995. Based on its review, management believes the allowance for loan losses is adequate as of June 30, 1996. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 1996, were 2.43% and 19.87%, respectively, compared to 1.42% and 12.13%, respectively, for the same quarter of 1995. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 1996 were 2.37% and 19.43%, respectively, compared to 1.28% and 11.20%, respectively, for the same period of 1995. Earnings per share, on a fully diluted basis, for the six and three months periods ended June 30, 1996, amounted to $.83 and $.43, respectively, compared to $.39 and $.22, respectively, for the same periods of 1995.

         The Company's assets ended the second quarter of 1996 at $33,272,113, down 11.6% from $37,650,768 at December 31, 1995. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $5.5 million at December 31, 1995, which deposits were subsequently withdrawn by mid-January 1996. Total deposits ended the quarter at $28,445,230, down 15.1% from $33,486,370 at December 31, 1995. At June 30,
1996, the Company's loan to deposit ratio was 76.5%, compared to 49.2% at December 31, 1995.

         The Company has adopted Statement of Financial Accounting Standards 115 ("SFAS 115") issued by the Financial Accounting Standards Board which provides for the classification of investment securities into the following three categories: trading, available-for-sale and held-to-maturity. Debt securities that an enterprise has the intent and ability to hold until maturity are classified as held-to-maturity and reported at amortized cost. Trading securities and available-for-sale securities are reported at market value with unrealized gains and losses on trading securities reported in income and unrealized gains and losses on available-for-sale securities reported as a net amount in a separate component of shareholder's equity until realized. At June 30, 1996, the Company held $6.1 million in securities classified available-for-sale and $2.4 million in securities classified held-to-maturity and reflected an unrealized loss after tax of $26,607 as a separate component in shareholder's equity. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these losses will not be realized.

         Management expects earnings during the second half of 1996 to be comparable to that experienced during the first six months, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $5.0 million reduction in deposits during the first half of 1996 is primarily reflected in Fed Funds sold which is down $10.0 million, offset by the $5.3 million increase in loans. The reduction in Federal Funds sold is primarily attributed to the seasonal local government tax deposits of approximately $5.5 million at December 31, 1995, which deposits were withdrawn by mid-January 1996. The decrease experienced in Fed Funds sold in excess of the reduction related to the withdrawal of the seasonal local government tax deposits is primarily reflected in the $5.3 million increase in loans. During the first half of 1996, management expanded the held-to-maturity portion of the investment portfolio by approximately $265,000 through the purchase of tax exempt municipal bonds. The available-for-sale portion of the portfolio also grew approximately $265,000 through the purchase of U.S. Treasury securities and stocks. During the first half of the year, loans increased by approximately $5.3 million, an amount well ahead of projections. The Company's liquid assets at June 30, 1996, represented 23.4% of total assets, compared to 47.1% at December 31, 1995.

         At June 30, 1996, the Company's risk based capital ratio was 20.4% and its leverage ratio was 14.6%, compared to 20.9% and 11.8%, respectively, at December 31, 1995. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the OCC's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on April 9, 1996, at which meeting all four of management's nominees for the Board of Directors were reelected to serve as Class I Directors for three year terms. The individuals reelected were: Tommie C. Fuller, Sr., receiving 235,349 votes for and 2,127 votes against or withheld, with no votes abstaining; Douglas R. Harper, receiving 235,385 votes for and 2,091 votes against or withheld, with no votes abstaining; J. Lex Kenerly, III, M.D., receiving 234,975 votes for and 2,501 votes against or withheld, with no votes abstaining; and W. Donald Whitaker, receiving 235,375 votes for and 2,101 votes against or withheld, with no votes abstaining. Class II and Class III Directors continuing in office are: Patricia B. Armstrong, Leonard D. Brannen, C. Revis Clary, J. Ashley Dukes, James L. Lott, Jerry D. McDaniel, Ferrell L. O'Quinn, and Bernon W. Sapp.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 3(a) Articles of Incorporation and Articles of Amendment of Company (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-18, File No. 33-31093-A).

                 3(b) Bylaws of Company (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31093-A).

                 10(a) Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10(c) of Registration Statement on Form S-18, File No. 33-31093-A).

                 10(b)    1990 Stock Option Plan (incorporated by reference to
                          Exhibit 10(d) of the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
                          1990).

                 10(c) Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-KSB filed by the Company for the fiscal year ended December 31, 1992).

                 27(a)    Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WAYNE BANCORP, INC.
                                           -----------------------------------
                                                   (Registrant)



Date:    August 13, 1996          By:  /s/ Douglas R. Harper
       -------------------            ----------------------------------------
                                           Douglas R. Harper
                                           President, Chief Executive Officer &
                                                   Principal Financial Officer

                               INDEX TO EXHIBITS

Exhibit                                                                                                        Sequential
Number                                                 Description                                            Page Number
- - ------                                                 -----------                                            -----------

3(a)             Articles of Incorporation and Articles of Amendment of Company (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-18, File No. 33-31093-
                 A).

3(b)             Bylaws of Company (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31093-A).

10(a)            Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10(c) of
                 Registration Statement on Form S-18, File No. 33-31093-A).

10(b)            1990 Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Annual
                 Report on Form 10-K filed by the Company for the fiscal year ended December 31, 1990).

10(c)            Form of Employment Agreement for Executive Officers (incorporated by reference to
                 Exhibit 10(f) of the Annual Report on Form 10-KSB filed by the Company for the fiscal year ended December 31, 1992).

27(a)            Financial Data Schedule (for SEC use only).