Form 10-Q
period 1996-09-03
WAYNE BANCORP INC /GA/
filed 1996-11-12
CIK 856063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1996
                                        --------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ----------------   ----------------

                      Commission file number:  33-31093-A
                                             --------------

                              WAYNE BANCORP, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Georgia                                       58-1858246
------------------------                 ------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification No.)

                  818 South First Street, Jesup, Georgia 31545
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (912) 427-2265
                                 --------------
                          (Issuer's telephone number)

                                 Not Applicable
           -------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)


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

         On November 7, 1996, 377,786 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,      December 31,
                                                                              1996               1995
                                                                              ----               ----
                                                    ASSETS
 Cash and due from banks                                                   $ 1,473,887       $ 1,865,429
 Interest-bearing deposits                                                     156,276           113,284
 Federal funds sold                                                          2,160,000         9,940,000
 Investment securities:
  Held-to-maturity                                                           2,435,955         2,171,226
  Available-for-sale                                                         5,316,627         5,810,537
 Loans, less allowances for loan losses of
  $203,054 and $196,669, respectively                                       22,512,399        16,279,664
 Premises and equipment, net                                                 1,019,087         1,005,692
 Deferred income taxes                                                          37,847            61,242
 Other assets                                                                  381,158           403,694
                                                                           -----------       -----------
          Total assets                                                     $35,493,236       $37,650,768
                                                                           ===========       ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Noninterest-bearing deposits                                             $ 6,343,817       $10,271,578
  Interest-bearing deposits                                                 24,286,741        23,214,792
                                                                           -----------       -----------
          Total deposits                                                    30,630,558        33,486,370
  Accrued interest expense                                                     164,546           201,268
  Accrued income taxes                                                         243,280            74,523
  Other liabilities                                                             63,405            53,367
                                                                           -----------       -----------
          Total liabilities                                                 31,101,789        33,815,528
                                                                           -----------       -----------
 Commitments and contingencies

 Stockholders' equity:
  Common stock, $1 par value; authorized 10,000,000
   shares; 377,786 issued and outstanding                                      377,786           377,786
  Surplus                                                                    3,354,102         3,354,102
  Retained earnings                                                            682,303            69,015
  Unrealized gain (loss) net - AFS investments                                 (22,744)           34,337
                                                                           -----------       -----------
          Total stockholders' equity                                         4,391,447         3,835,240
                                                                           -----------       -----------
          Total liabilities and stockholders' equity                       $35,493,236       $37,650,768
                                                                           ===========       ===========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                             ------------------------       -------------------------
                                                               1996           1995            1996             1995
                                                               ----           ----            ----             ----
 Interest income:
  Loans, including fees                                       $654,862        $458,018      $1,772,779      $1,267,973
  Interest-bearing deposits                                        150           3,232           2,135          12,394
  Federal funds sold                                             9,448          32,924          73,613         103,676
  Investment securities:
   Taxable                                                      82,859         109,005         281,093         338,996
   Nontaxable                                                   30,755          25,083          87,516          40,341
   Dividends                                                     3,614           2,619          10,296           6,394
                                                              --------        --------      ----------      ----------
          Total interest income                                781,688         630,881       2,227,432       1,769,774
                                                              --------        --------      ----------      ----------
 Interest expense:
  Deposits                                                     263,692         266,313         777,084         747,844
  Federal funds purchased                                          821               0             869               0
                                                              --------        --------      ----------      ----------
          Total interest expense                               264,513         266,313         777,953         747,844
                                                              --------        --------      ----------      ----------

 Net interest income                                           517,175         364,568       1,449,479       1,021,930
 Provision for loan losses                                      27,000               0          54,000               0
                                                              --------        --------      ----------      ----------
          Net interest income after
           provision for loan losses                           490,175         364,568       1,395,479       1,021,930
                                                              --------        --------      ----------      ----------

 Other income:
  Service charges on deposits                                  100,244          92,817         289,464         259,713
  Other operating income                                        38,333          36,727         115,131         102,990
  Securities gains (losses) net                                  3,197          11,915          15,131          13,320
                                                              --------        --------      ----------      ----------
          Total other income                                   141,774         141,459         419,726         376,023
                                                              --------        --------      ----------      ----------
 Other expenses:
  Salaries and employee benefits                               149,815         125,308         441,174         383,037
  Net occupancy and equipment expense                           47,586          50,068         143,119         151,323
  Other operating expenses                                     108,375         109,628         343,788         373,738
                                                              --------        --------      ----------      ----------
          Total other expenses                                 305,776         285,004         928,081         908,098
                                                              --------        --------      ----------      ----------

 Profit before income taxes                                    326,173         221,023         887,124         489,855
 Income tax expense                                            100,227          67,633         273,836         154,330
                                                              --------        --------      ----------      ----------
          Net Profit                                          $225,946        $153,390        $613,288        $335,525
                                                              ========        ========        ========        ========

 Earnings per common share                                    $   0.60        $   0.41        $   1.62        $   0.90
                                                              ========        ========        ========        ========

 Weighted average shares outstanding                           377,786         377,786         377,786         373,634
                                                              ========        ========        ========        ========

 Earnings per common share fully diluted                      $   0.47        $   0.32        $   1.27        $   0.71
                                                              ========        ========        ========        ========

 Weighted average fully diluted shares outstanding             483,091         477,782         483,091         473,630
                                                              ========        ========        ========        ========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             -----------------------------
                                                                                1996               1995
                                                                                ----               ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                                               $   613,288         $   335,525
  Adjustments to reconcile net profit to net cash provided by operating activities:
    Depreciation, amortization, and accretion, net                              84,960             103,313
    Provision for loan losses                                                   54,000                   0
    Gain on sale of securities                                                 (15,131)            (13,320)
    Net decrease (increase) in available for sale securities                    86,485            (105,592)
    Net decrease in deferred taxes                                              23,395             272,978
    Net decrease (increase) in other assets                                     22,536            (181,559)
    Net increase (decrease) in accrued interest payable                        (36,722)             58,404
    Net increase in accrued income taxes                                       168,757                   0
    Net increase (decrease) in other liabilities                                10,038             (28,862)
    Net increase (decrease) in unrealized gain (loss) AFS
      investments                                                              (57,080)             35,901
                                                                           -----------         -----------
 Net cash provided by operating activities                                     954,526             476,788
                                                                           -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities held-to-maturity                          (393,502)         (2,631,536)
  Purchase of investment securities available-for-sale                      (2,626,654)         (3,400,395)
  Proceeds from maturities of interest-bearing time deposits                         0             400,000
  Proceeds from maturities of securities held-to-maturity                      130,000           2,565,000
  Proceeds from maturities of securities available-for-sale                  1,750,000                   0
  Proceeds from sales of securities available-for-sale                       1,289,522           3,097,688
  Net increase in loans                                                     (6,286,735)         (2,147,029)
  Purchase of fixed assets                                                     (89,895)            (17,722)
                                                                           -----------         -----------
 Net cash used by investing activities                                      (6,227,264)         (2,133,994)
                                                                           -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                  (2,855,812)         (4,238,177)
  Proceeds from issuance of common stock                                             0              62,299
                                                                           -----------         -----------
 Net cash used by financing activities                                      (2,855,812)         (4,175,878)
                                                                           -----------         -----------

 Net decrease in cash and cash equivalents                                  (8,128,550)         (5,833,084)
 Cash and cash equivalents at beginning of period                           11,918,713           8,925,843
                                                                           -----------         -----------
 Cash and cash equivalents at end of period                                $ 3,790,163         $ 3,092,759
                                                                           ===========         ===========

 SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest                                                                 $   813,806         $   689,440
  Income taxes                                                             $    52,281         $         0

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1995, included in the Company's Form 10-KSB for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The Company experienced a net profit during the quarter ended September 30, 1996, of $225,946, compared to $153,390 during the same period of 1995. This brings net profit for the nine months ended September 30, 1996, to $613,288, compared to $335,525 for the nine months ended September 30, 1995. The improvement in earnings for the third quarter is attributed to higher net interest income which is up 41.9% from the third quarter of 1995. The improvement in net interest income can be attributed to a 21.4% increase in earning assets to $32.8 million on September 30, 1996, from $27.0 million on September 30, 1995. The segment of earning assets showing the most significant increase was loans which grew $7.0 million, or 44.9%, during the twelve months ending September 30, 1996. The increase in loans contributed to raising the Company's net interest margin to 6.5% for the quarter ended September 30, 1996, compared to 5.3% for the same period of 1995.

         Noninterest income for the quarter ended September 30, 1996, was $141,774, up just slightly from $141,459 for the same quarter of 1995. For the nine month period ended September 30, 1996, noninterest income increased $43,703, or 11.6%, to $419,726, from $376,023 for the same period of 1995. The increase was primarily the result of improved service charges on deposits which were up 11.5% to $289,464 for the nine months ended September 30, 1996, compared to $259,713 for the same period of 1995.

         Noninterest expense for the quarter ended September 30, 1996, was $305,776, an increase of $20,772, or 7.3%, from $285,004 for the same period of 1995. Salaries and benefits were up $24,507, or 19.6%, to $149,815 for the quarter ended September 30, 1996, from $125,308 for the same period of 1995, primarily as a result of salary increases and an increase in the number of Bank employees. For the nine month period ended September 30, 1996, noninterest expense increased $19,983, or 2.2%, to $928,081, from $908,098 for the same period of 1995. This increase in noninterest expense is primarily the result of an increase in salaries and benefits of $58,137, or 15.2%, to $441,174 for the nine months ended September 30, 1996, from $383,037 for the same period of 1995, offset by a $29,950, or 8.0%, decrease in other operating expenses to $343,788 for the nine months ended September 30, 1996, from $373,738 for the same period of 1995. The increase in salaries and benefits is a result of salary increases and an increase in the number of Bank employees. The decrease in other operating expenses is primarily due to a decrease in the premium rate paid by the Bank to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance. In mid-1995, the FDIC reduced the deposit insurance rates for most banks to the statutory minimum assessment of $1,000 semiannually as a result of the Bank Insurance Fund reaching its legally mandated reserve ratio. The FDIC can raise the deposit insurance rates at any time. Any increase in the deposit insurance rates for the Bank will increase the Bank's cost of funds, and there can be no assurance that such cost could be passed on to the Bank's customers.

         Loan losses, net of recoveries, during the quarter ended September 30, 1996, were $37,435, compared to $4,933 for the same period one year ago. Loan losses, net of recoveries, amounted to $47,615 for the nine months ended September 30, 1996, compared to $142,547 for the nine months ended September 30, 1995. The majority of the loss in 1995 came from one loan, the loss on which amounted to $133,368, which represented the unguaranteed portion of a $784,000 loan, 83% guaranteed by the Small Business Administration. As a result of the growth experienced in loans during the last half of 1995, management decided to begin monthly loan loss provisions in January of this year after two and one-half years of no provisions. The provision was $9,000 in the first quarter of 1996, $18,000 in the second quarter of 1996, and $27,000 in the third quarter of 1996 as loan growth continued at a rapid pace. As a result, $54,000 was added to the loan loss reserve, in excess of recoveries, during the nine months ended September 30, 1996, bringing the reserve to .89% of loans at September 30, 1996, compared to 1.19% of loans at December 31, 1995. Based on its review, management believes the allowance for loan losses is adequate as of September 30, 1996. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 1996, were 2.63% and 20.96%, respectively, compared to 2.06% and 16.90%, respectively, for the same quarter of 1995. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 1996, were 2.45% and 19.86%, respectively, compared to 1.55% and 13.19%, respectively, for the same period of 1995. Earnings per share, on a fully diluted basis, for the nine and three month periods ended September 30, 1996, amounted to $1.27 and $.47, respectively, compared to $.71 and $.32, respectively, for the same periods of 1995.

         The Company's assets ended the third quarter of 1996 at $35,493,236, down 5.7% from $37,650,768 at December 31, 1995. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $5.5 million at December 31, 1995, which deposits were subsequently withdrawn by mid-January 1996, and additional decreases in federal funds sold, offset by a $6.2 million increase in loans. Total deposits ended the quarter at $30,630,558, down 8.5% from $33,486,370 at December 31, 1995, which decrease is also related to the reduction in seasonal local government tax deposits, offset by normal growth in the Bank's deposits. At September 30, 1996, the Company's loan to deposit ratio was 74.2%, compared to 49.2% at December 31, 1995.

         The Company has adopted Statement of Financial Accounting Standards 115 ("SFAS 115") issued by the Financial Accounting Standards Board which provides for the classification of investment securities into the following three categories: trading, available-for-sale and held-to-maturity. Securities that an enterprise has the intent and ability to hold until maturity are classified as held-to-maturity and reported at amortized cost. Trading securities and available-for-sale securities are reported at market value with unrealized gains and losses on trading securities reported in income and unrealized gains and losses on available-for-sale securities reported as a net amount in a separate component of shareholder's equity until realized. At September 30, 1996, the Company held $5.3 million in securities classified available-for-sale and $2.4 million in securities classified held-to-maturity and reflected an unrealized loss after tax of $22,744 as a separate component in shareholder's equity. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these losses will not be realized.

         Management expects earnings to level off during the final quarter of 1996 to be comparable to that experienced during the third quarter of 1996, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $2.9 million reduction in deposits during the nine month period ended September 30, 1996, is primarily reflected in federal funds sold which decreased $7.8 million, offset by the $6.2 million increase in loans. The reduction in federal funds sold is primarily attributed to the seasonal local government tax deposits of approximately $5.5 million at December 31, 1995, which deposits were withdrawn by mid-January 1996. The decrease experienced in federal funds sold in excess of the reduction related to the withdrawal of the seasonal local government tax deposits is primarily reflected in the increase in loans. During the first nine months of 1996, management has expanded the held-to-maturity portion of the investment portfolio by approximately $265,000 through the purchase of municipal bonds. The available-for-sale portion of the portfolio has declined approximately $494,000 through maturities which were not reinvested in securities. During the first nine months of 1996, loans have increased by approximately $6.2 million, an amount well ahead of projections. The Company's liquid assets at September 30, 1996, represented 25.7% of total assets, compared to 47.1% at December 31, 1995.

         At September 30, 1996, the Company's risk based capital ratio was 20.1% and its leverage ratio was 13.0%, compared to 20.9% and 11.8%, respectively, at December 31, 1995. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the OCC's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

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

                 27(a)    Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WAYNE BANCORP, INC.
                                        ------------------------------------
                                                (Registrant)



Date:   November 8, 1996                By: /s/ Douglas R. Harper
     ---------------------                  --------------------------------
                                                Douglas R. Harper
                                                President, Chief Executive
                                                  Officer & Principal
                                                  Financial Officer

                               INDEX TO EXHIBITS

Exhibit                                                                                                       Sequential
Number                                                 Description                                            Page Number
-------                                                -----------                                            -----------
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
