Form 10QSB
period 1997-03-31
WAYNE BANCORP INC /GA/
filed 1997-05-07
CIK 856063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----  EXCHANGE ACT OF 1934
      For the quarterly period ended:  March 31, 1997
                                       --------------

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to
                                     --------     --------


                     Commission file number:   33-31093-A
                                               ----------

                              WAYNE BANCORP, INC.
                              -------------------
      (Exact name of small business issuer as specified in its charter)

              Georgia                                  58-1858246
              -------                                  ----------
    (State of incorporation)                (I.R.S. Employer Identification No.)

                 818 South First Street, Jesup, Georgia  31545
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (912) 427-2265
                                 --------------
                          (Issuer's telephone number)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                      ----     ----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On May 1, 1997, 396,832 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               ----     ----

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                March 31,         December 31,
                                                                                  1997               1996
                                                                               -----------        -----------
                                                    ASSETS
 Cash and due from banks                                                       $ 1,364,430        $ 1,385,896
 Interest-bearing deposits                                                         276,059            255,152
 Federal funds sold                                                              5,700,000          8,280,000
 Investment securities:
   Held-to-maturity                                                              4,153,445          3,622,528
   Available-for-sale                                                            1,593,475          5,102,326
 Loans, less allowances for loan losses of
   $207,255 and $213,969, respectively                                          25,074,962         23,168,235
 Premises and equipment, net                                                       978,149            997,013
 Deferred income taxes                                                              22,344             30,796
 Other assets                                                                      395,594            392,804
                                                                               -----------        -----------
          Total assets                                                         $39,558,458        $43,234,750
                                                                               ===========        ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Noninterest-bearing deposits                                                 $7,276,807        $12,970,694
   Interest-bearing deposits                                                    26,915,346         25,045,809
                                                                               -----------        -----------
          Total deposits                                                        34,192,153         38,016,503
   Accrued interest expense                                                        181,677            181,051
   Accrued income taxes                                                             90,080            325,895
   Other liabilities                                                                46,883             83,534
                                                                               -----------        -----------
          Total liabilities                                                     34,510,793         38,606,983
                                                                               -----------        -----------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $1 par value; authorized 10,000,000
     shares; 396,832 and 377,786 shares issued and                                 396,832            377,786
     outstanding, respectively
   Surplus                                                                       3,525,516          3,354,102
   Retained earnings                                                             1,110,190            897,163
   Unrealized gain (loss) net - AFS investments                                     15,127             (1,284)
                                                                               -----------        -----------
          Total stockholders' equity                                             5,047,665          4,627,767
                                                                               -----------        -----------
          Total liabilities and stockholders' equity                           $39,558,458        $43,234,750
                                                                               ===========        ===========


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
 Interest Income:
   Loans, including fees                                      $680,680        $526,387
   Interest-bearing deposits                                     1,821           1,324
   Federal funds sold                                           23,268          49,638
   Investment securities:
     Taxable                                                    67,536          97,374
     Nontaxable                                                 53,385          26,476
     Dividends                                                   6,635           3,042
                                                              --------        --------
          Total interest income                                833,325         704,241
                                                              --------        --------

 Interest expense:
   Deposits                                                    289,836         265,767
   Federal funds purchased                                         118               0
                                                              --------        --------
          Total interest expense                               289,954         265,767
                                                              --------        --------

 Net interest income                                           543,371         438,474
 Provision for loan losses                                      36,000           9,000
                                                              --------        --------
          Net interest income after
            provision for loan losses                          507,371         429,474
                                                              --------        --------

 Other income:
   Service charges on deposits                                 106,685          92,869
   Other operating income                                       41,996          44,620
   Securities gains (losses) net                               (30,297)         12,680
                                                              --------        --------
          Total other income                                   118,384         150,169
                                                              --------        --------

 Other expenses:
   Salaries and employee benefits                              151,047         147,457
   Net occupancy and equipment expense                          48,783          46,099
   Other operating expenses                                    130,050         117,112
                                                              --------        --------
          Total other expenses                                 329,880         310,668
                                                              --------        --------

 Profit before income taxes                                    295,875         268,975
 Income tax expense                                             82,848          83,184
                                                              --------        --------
          Net Profit                                          $213,027        $185,791
                                                              ========        ========

 Earnings per common share                                       $0.55           $0.49
                                                              ========        ========
 Weighted average shares outstanding                           389,425         377,786
                                                              ========        ========

 Earnings per common share fully diluted                         $0.49           $0.40
                                                              ========        ========
 Weighted average fully diluted shares outstanding             473,356         468,217
                                                              ========        ========

See accompanying Notes to Consolidated Financial Statements.

                      WAYNE BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          1997           1996
                                                                       ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit                                                          $  213,027      $  185,791
   Adjustments to reconcile net profit to net cash provided by operating activities:
     Depreciation, amortization, and accretion, net                        26,466          28,210
     Provision for loan losses                                             36,000           9,000
     (Gain) loss on sale of securities                                     30,297         (12,680)
     Net decrease (increase) in available-for-sale securities             (24,865)         68,144
     Net decrease (increase) in deferred taxes                              8,452          29,629
     Net decrease (increase) in other assets                               (2,790)        (38,940)
     Net increase (decrease) in accrued interest payable                      626         (42,791)
     Net increase (decrease) in accrued income taxes                     (235,815)          8,705
     Net increase (decrease) in other liabilities                         (36,651)         (7,787)
     Net increase (decrease) unrealized gain (loss)
       AFS investments                                                     16,411         (44,975)
                                                                       ----------      ----------
 Net cash provided by operating activities                                 31,158         182,306
                                                                       ----------      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of interest-bearing deposits                                  (20,907)        (24,994)
   Purchase of investment securities held-to-maturity                    (665,260)       (294,095)
   Purchase of investment securities available-for-sale                   (50,867)     (2,429,455)
   Proceeds from maturities of securities held-to-maturity                135,000         130,000
   Proceeds from maturities of securities available-for-sale              500,000         500,000
   Proceeds from sales of securities available-for-sale                 3,052,954         151,529
   Net (increase) decrease in loans                                    (1,942,727)     (2,074,419)
   Purchase of fixed assets                                                (6,927)        (57,477)
                                                                       ----------      ----------
 Net cash provided (used) by investing activities                       1,001,266      (4,098,911)
                                                                       ----------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                 (3,824,350)     (5,254,226)
   Proceeds from issuance of common stock                                 190,460               0
                                                                       ----------      ----------
 Net cash provided (used) by financing activities                      (3,633,890)     (5,254,226)
                                                                       ----------      ----------

 Net increase (decrease) in cash and cash equivalents                  (2,601,466)     (9,170,831)
 Cash and cash equivalents at beginning of period                       9,665,896      11,805,429
                                                                       ----------      ----------
 Cash and cash equivalents at end of period                            $7,064,430      $2,634,598
                                                                       ==========      ==========

 SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                            $  289,210      $  308,558
   Income taxes                                                        $  322,666      $   21,681

See accompanying Notes to Consolidated Financial Statements.

                      WAYNE BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results of Operations

         The Company experienced a net profit during the quarter ended March 31, 1997, of $213,027, compared to a net profit of $185,791 during the same period of 1996. This 14.7% increase in earnings can be attributed primarily to a 23.9% increase in net interest income to $543,371 for the quarter ended March 31, 1997, compared to $438,474 during the same period of 1996. This improvement in net interest income came primarily as a result of a 17.7% increase in average earning assets to $35.1 million at March 31, 1997, compared to $29.8 million at March 31, 1996. By far, the largest increase in any particular segment of earning assets occurred in loans which grew $6.7 million, or 36.7%, to $25.1 million at March 31, 1997, compared to $18.3 million at March 31, 1996. This increase in loans contributed to the increase in the Company's net interest margin for the quarter ended March 31, 1997, to 6.49% on a fully taxable equivalent basis, compared to 6.01% for the same quarter of 1996.

         Noninterest income for the quarter ended March 31, 1997, was $118,384, down 21.2% from $150,169 for the same quarter of 1996. This decrease can be attributed to a $30,297 loss from the sale of securities, comprised of a $40,003 loss by the Bank, partially offset by $9,706 gain by the Company, compared to a $12,680 gain in the same period of 1996. The Bank's loss came as a result of management's efforts to restructure the investment portfolio following the Federal Reserve Bank's decision to increase interest rates in late March. Management's action had a positive effect on the Bank's interest sensitivity position and greatly improved it's ability to deal with rising interest rates. The major segment of noninterest income, service charges on deposits, increased 14.9% to $106,685 for the quarter ended March 31, 1997, compared to $92,869 for the same period of 1996.

         Noninterest expense for the quarter ended March 31, 1997, was $329,880, up 6.2% from $310,668 for the same quarter of 1996. Salaries and benefits were up $3,590, or 2.4%, primarily as a result of salary increases. Occupancy expenses were up $2,684, or 5.8%, primarily due to an increase in building and equipment maintenance. Other operating expenses were up $12,938, or 11.0%, primarily due to increases in office supplies, postage and audit expenses.

         Loan losses, net of recoveries, amounted to $42,714 during the quarter ended March 31, 1997, compared to $3,206 during the same quarter of 1996. A majority of the losses experienced during the first quarter of 1997 resulted from several consumer bankruptcies of relatively small amounts. Many of these loans were secured, therefore, the Bank should ultimately recover most of these losses. However, the amount of these recoveries and the length of time it will take is undeterminable at this time. The Bank added $36,000 in excess of recoveries to the loan loss reserve during the first quarter of 1997, compared to $9,000 during the same period of 1996, bringing the reserve to .82% of loans at March 31, 1997, compared to 1.09% of loans at March 31, 1996. Based on its review, management believes the allowance for loan loss is adequate as of March 31, 1997. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 1997, were 2.29% and 17.40%, respectively, compared to 2.30% and 18.94%, respectively, for the same quarter of 1996. Earnings per share on a fully diluted basis for the same comparable periods amounted to $.49 and $.40, respectively.

         The Company's assets ended the first quarter of 1997 at $39,558,458, down 8.5% from $43,234,750 at December 31, 1996. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $5.4 million at December 31, 1996, which deposits were subsequently withdrawn by mid-January 1997. Total deposits ended the quarter at $34,192,153, down 10.1% from $38,016,503 at December 31, 1996. At March 31,
1997, the Company's loan to deposit ratio was 73.3%, compared to 60.9% at December 31, 1996.

         Management expects earnings during the remaining quarters of 1997 to be comparable to that experienced during the first quarter, net of securities gains and losses, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $3.8 million reduction in deposits during the quarter ended March 31, 1997, is primarily reflected in federal funds sold which decreased $2.6 million and investment securities which decreased $3.0 million, offset by the $1.9 million increase in loans. The reduction in deposits is primarily attributed to the seasonal local government tax deposits of approximately $5.4 million at December 31, 1996, which deposits were withdrawn by mid-January 1997. During the first quarter of 1997, management expanded the held-to-maturity portion of the investment portfolio by $530,000 through the purchase of tax exempt municipal bonds. The available-for-sale portion of the portfolio declined $3.5 million during the first quarter of 1997 from the sale of U.S. Treasury securities, and maturities which were not reinvested in securities. Also, during the first quarter of 1997, loans increased by approximately $1.9 million, an amount slightly ahead of projections. The Company's liquid assets at March 31, 1997, represented 22.6% of total assets, compared to 34.7% at December 31, 1996.

         During the first quarter of 1997, two former directors of the Company exercised warrants for the Company's common stock, par value $1.00 per share (the "Common Stock"), resulting in the issuance of 19,046 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $190,460 into the Company's capital. On March 31, 1997, the Company's risk based capital ratio was 19.6% and its leverage ratio was 13.9%, compared to 19.6% and 12.3%, respectively, at December 31, 1996. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the Office of the Comptroller of the Currency's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         On February 5, 1997, two former directors of the Company exercised warrants for the Common Stock, resulting in the issuance of 19,046 shares of the Common Stock. The warrants had an exercise price of $10 per share and thus the Company received $190,460. The Common Stock issued pursuant to the exercise of the warrants represent unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the first quarter of 1997.

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

              27(a)  Financial Data Schedule (for SEC use only).

         (b)  Reports on Form 8-K.

              There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

                                  SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WAYNE BANCORP, INC.
                                          -----------------------------------
                                               (Registrant)



Date:    May 6, 1997                      By:  /s/ Douglas R. Harper
         ---------------                       ------------------------------
                                                   Douglas R. Harper
                                                   President, Chief Executive
                                                   Officer & Principal
                                                   Financial Officer

                              INDEX TO EXHIBITS

Exhibit                                                                                                 Sequential
Number                                           Description                                            Page Number
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
