Form 10QSB
period 1997-06-30
WAYNE BANCORP INC /GA/
filed 1997-08-08
CIK 856063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--- EXCHANGE ACT OF 1934
    For the quarterly period ended:  June 30, 1997
                                     -------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                to
                                   ---------------  -----------------

                     Commission file number:   33-31093-A
                                               ----------

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

         On August 5, 1997, 396,832 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30,       December 31,
                                                                         1997               1996
                                                                       --------           --------
                                                    ASSETS
 Cash and due from banks                                               $1,471,290         $1,385,896
 Interest-bearing deposits                                                198,299            255,152
 Federal funds sold                                                     3,830,000          8,280,000
 Investment securities:
   Held-to-maturity                                                     4,809,435          3,622,528
   Available-for-sale                                                   1,228,845          5,102,326
 Loans, less allowances for loan losses of
   $235,528 and $213,969, respectively                                 27,166,985         23,168,235
 Premises and equipment, net                                              954,498            997,013
 Deferred income taxes                                                     37,281             30,796
 Other assets                                                             446,068            392,804
                                                                      -----------        -----------
          Total assets                                                $40,142,701        $43,234,750
                                                                      ===========        ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Noninterest-bearing deposits                                       $ 7,067,673        $12,970,694
   Interest-bearing deposits                                           27,517,220         25,045,809
                                                                      -----------        -----------
          Total deposits                                               34,584,893         38,016,503
   Accrued interest expense                                               207,483            181,051
   Accrued income taxes                                                         0            325,895
   Other liabilities                                                       66,095             83,534
                                                                      -----------        -----------
          Total liabilities                                            34,858,471         38,606,983
                                                                      -----------        -----------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $1 par value; authorized 10,000,000
     shares; 396,832 and 377,786 shares issued
     and outstanding, respectively                                        396,832            377,786
   Surplus                                                              3,525,516          3,354,102
   Retained earnings                                                    1,345,188            897,163
   Unrealized gain (loss) net - AFS investments                            16,694             (1,284)
                                                                      -----------        -----------
          Total stockholders' equity                                    5,284,230          4,627,767
                                                                      -----------        -----------
          Total liabilities and stockholders' equity                  $40,142,701        $43,234,750
                                                                      ===========        ===========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                     June 30,                       June 30,
                                                              ----------------------       ---------------------------
                                                                1997          1996            1997              1996
                                                              --------      --------       ----------       ----------
 Interest Income:
   Loans, including fees                                      $738,639      $591,530       $1,419,319       $1,117,917
   Interest-bearing deposits                                     2,308           661            4,129            1,985
   Federal funds sold                                           57,811        14,527           81,079           64,165
   Investment securities:
     Taxable                                                    19,685       100,860           87,221          198,234
     Nontaxable                                                 58,633        30,285          112,018           56,761
     Dividends                                                   5,049         3,640           11,684            6,682
                                                              --------      --------       ----------       ----------
          Total interest income                                882,125       741,503        1,715,450        1,445,744
                                                              --------      --------       ----------       ----------

 Interest expense:
   Deposits                                                    316,886       247,625          606,722          513,392
   Federal funds purchased                                           0            48              118               48
                                                              --------      --------       ----------       ----------
          Total interest expense                               316,886       247,673          606,840          513,440
                                                              --------      --------       ----------       ----------

 Net interest income                                           565,239       493,830        1,108,610          932,304
 Provision for loan losses                                      36,000        18,000           72,000           27,000
                                                              --------      --------       ----------       ----------
          Net interest income after
            provision for loan losses                          529,239       475,830        1,036,610          905,304
                                                              --------      --------       ----------       ----------

 Other income:
   Service charges on deposits                                 118,007        96,351          224,692          189,220
   Other operating income                                       29,524        32,178           71,520           76,798
   Securities gains (losses), net                                2,965         (746)         (27,332)           11,934
                                                              --------      --------       ----------       ----------
          Total other income                                   150,496       127,783          268,880          277,952
                                                              --------      --------       ----------       ----------

 Other expenses:
   Salaries and employee benefits                              148,593       143,902          299,640          291,359
   Net occupancy and equipment expense                          50,719        49,434           99,502           95,533
   Other operating expense                                     155,298       118,301          285,348          235,413
                                                              --------      --------       ----------       ----------
          Total other expense                                  354,610       311,637          684,490          622,305
                                                              --------      --------       ----------       ----------

 Profit before income taxes                                    325,125       291,976          621,000          560,951
 Income tax expense                                             90,127        90,425          172,975          173,609
                                                              --------      --------       ----------       ----------
          Net Profit                                          $234,998      $201,551       $  448,025       $  387,342
                                                              ========      ========       ==========       ==========

 Earnings per common share                                    $   0.59      $   0.53       $     1.14       $     1.03
                                                              ========      ========       ==========       ==========
 Weighted average shares outstanding                           396,832       377,786          393,169          377,786
                                                              ========      ========       ==========       ==========

 Earnings per common share fully diluted                      $   0.49      $   0.43       $     0.94       $     0.83
                                                              ========      ========       ==========       ==========
 Weighted average fully diluted shares outstanding             474,854       468,723          476,351          466,677
                                                              ========      ========       ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                             1997              1996
                                                                          ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit                                                             $    448,025     $    387,342
   Adjustments to reconcile net profit to net cash provided by operating activities:
       Depreciation, amortization, and accretion, net                           50,547           57,456
       Provision for loan losses                                                72,000           27,000
       (Gain) loss on sale of securities                                        27,332          (11,934)
       Net decrease (increase) in available for sale securities                (27,239)          92,338
       Net decrease (increase) in deferred taxes                                (6,485)          21,405
       Net decrease (increase) in other assets                                 (53,264)         (23,272)
       Net increase (decrease) in accrued interest payable                      26,432          (53,785)
       Net increase (decrease) in accrued income taxes                        (325,895)          78,730
       Net increase (decrease) in other liabilities                            (17,439)           1,143
       Net increase (decrease) in unrealized gain (loss) AFS
         investments                                                            17,978          (60,944)
                                                                          ------------      -----------
 Net cash provided (used) by operating activities                              211,992          515,479
                                                                          ------------      -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities held-to-maturity                       (1,320,597)        (393,502)
   Purchase of investment securities available-for-sale                       (327,663)      (2,533,537)
   Proceeds from maturities of interest-bearing deposits                        56,853                0
   Proceeds from maturities of securities held-to-maturity                     135,000          130,000
   Proceeds from maturities of securities available-for-sale                 1,000,000        1,000,000
   Proceeds from sales of securities available-for-sale                      3,200,776        1,179,964
   Net (increase) decrease in loans                                         (4,070,750)      (5,301,505)
   Purchase of fixed assets                                                     (9,067)         (58,644)
                                                                          ------------      -----------
 Net cash provided (used) by investing activities                           (1,335,448)      (5,977,224)
                                                                          ------------      -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                      (3,431,610)      (5,041,140)
   Net increase (decrease) in federal funds purchased                                0          310,000
   Proceeds from issuance of common stock                                      190,460                0
                                                                          ------------      -----------
 Net cash provided (used) by financing activities                           (3,241,150)      (4,731,140)
                                                                          ------------      -----------

 Net increase (decrease) in cash and cash equivalents                       (4,364,606)     (10,192,885)
 Cash and cash equivalents at beginning of period                            9,665,896       11,918,713
                                                                          ------------      -----------
 Cash and cash equivalents at end of period                               $  5,301,290     $  1,725,828
                                                                          ============     ============

 SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                               $    580,408     $    567,225
   Income taxes                                                           $    518,620     $     42,081

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited financial statements and related notes and other statistical information included elsewhere herein.

Results of Operations

         The Company experienced a net profit during the quarter ended June 30, 1997, of $234,998, compared to $201,551 during the same period of 1996. This brings net profit for the six months ended June 30, 1997, to $448,025, compared to $387,342 for the six months ended June 30, 1996. The improvement in earnings for the second quarter is attributed primarily to higher net interest income which is up 18.8%. The improvement in net interest income can be attributed to a 23.5% increase in earning assets to $37.5 million as of June 30, 1997, from $30.3 million as of June 30, 1996. The segment of earning assets showing the most significant increase was loans which grew $5.6 million, or 25.9%, during the twelve months ended June 30, 1997. Net interest margin for the quarter ended June 30, 1997, was 6.4%, unchanged from the same quarter of 1996.

         Noninterest income for the quarter ended June 30, 1997, was $150,496, up 17.8% from $127,783 for the same quarter of 1996. This increase is attributed to improved service charges on deposits which were up 22.5% to $118,007 for the quarter ended June 30, 1997, compared to $96,351 for the same quarter of 1996.

         Noninterest expense for the quarter ended June 30, 1997, was $354,610, up 13.8% from $311,637 for the same period of 1996. Salaries and benefits were up $4,691, or 3.3%, primarily as a result of salary increases. Other operating expenses were up $36,997, or 31.3%, primarily due to a $13,017 increase in professional fees, and a $5,335 increase in advertising.

         Loan losses, net of recoveries, during the quarter ended June 30, 1997, were $7,727, compared to $6,975 for the same period of 1996. Loan losses, net of recoveries, amounted to $50,441 for the six months ended June 30, 1997, compared to $10,181 for the six months ended June 30, 1996. Loan losses slowed somewhat during the second quarter of 1997 as a result of a slow down in consumer bankruptcies. The Bank added $36,000 in excess of recoveries to the loan loss reserve during the second quarter of 1997, compared to $18,000 during the second quarter of 1996. As a result of the monthly loan loss provisions, $72,000 was added to the loan loss reserve, in excess of recoveries, during the six months ended June 30, 1997, bringing the reserve to
 .86% of loans at June 30, 1997, compared to .98% of loans at June 30, 1996. Based on its review, management believes the allowance for loan losses is adequate as of June 30, 1997. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 1997, were 2.41% and 18.25%, respectively, compared to 2.43% and 19.87%, respectively, for the same quarter of 1996. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 1997, were 2.35% and 18.23%, respectively, compared to 2.37% and 19.93%, respectively, for the same period of 1996. Earnings per share on a fully diluted basis for the six and three months periods ended June 30, 1997, amounted to $.94 and $.49, respectively, compared to $.83 and $.43, respectively, for the same periods of 1996.

         The Company's assets ended the second quarter of 1997 at $40,142,701, down 7.2% from $43,234,750 at December 31, 1996. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $5.4 million at December 31, 1996, which deposits were subsequently withdrawn by mid-January 1997, offset by increases in loans. Total deposits ended the second quarter of 1997 at $34,584,893, down 9.0% from $38,016,503 at December 31, 1996. At June 30, 1997, the Company's loan to deposit ratio was 78.6%, compared to 60.9% at December 31, 1996.

         Management expects earnings during the second half of 1997 to be comparable to that experienced during the first six months, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $3.4 million reduction in deposits during the first half of 1997 is primarily reflected in federal funds sold which is down $4.4 million. The reduction in federal funds sold is primarily attributed to the seasonal local government tax deposits of approximately $5.4 million at December 31, 1996, which deposits were withdrawn by mid-January 1997. During the first half of 1997, management expanded the held-to-maturity portion of the investment portfolio by approximately $1.2 million through the purchase of tax exempt municipal bonds. The available-for-sale portion of the portfolio declined by approximately $3.9 million during the first six months of 1997 from the sale of U.S. Treasury securities, and maturities which were not reinvested in securities. During the first half of 1997, loans increased by approximately $4.0 million, an amount slightly ahead of projections. The Company's liquid assets at June 30, 1997, represented 16.8% of total assets, compared to 34.7% at December 31, 1996.

         During the first quarter of 1997, two former directors of the Company exercised warrants for the Company's common stock, par value $1.00 per share (the "Common Stock"), resulting in the issuance of 19,046 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $190,460 into the Company's capital during the first quarter of 1997. At June 30, 1997, the Company's risk based capital ratio was 18.6% and its leverage ratio was 13.7%, compared to 19.6% and 12.3%, respectively, at December 31, 1996. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the OCC's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on April 8, 1997, at which meeting all five of management's nominees for the Board of Directors were reelected to serve as Class II Directors for three year terms. The individuals reelected were: Patricia B. Armstrong, receiving 266,470 votes for and 24 votes against or withheld, with no votes abstaining; Leonard D. Brannen, receiving 266,363 votes for and 131 votes against or withheld, with no votes abstaining; James L. Lott, receiving 266,473 votes for and 21 votes against or withheld, with no votes abstaining; Ferrell L. O'Quinn, receiving 265,161 votes for and 1,333 votes against or withheld, with no votes abstaining; and Bernon W. Sapp, receiving 266,474 votes for and 20 votes against or withheld, with no votes abstaining. Class I and Class III Directors continuing in office are: C. Revis Clary, J. Ashley Dukes, Tommie C. Fuller, Sr., Douglas R. Harper,
J. Lex Kenerly, III, M.D., Jerry D. McDaniel, and W. Donald Whitaker.

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

                 27(a)    Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WAYNE BANCORP, INC.
                               ------------------------------------------
                               (Registrant)



Date:  August 7, 1997        By: /s/ Douglas R. Harper
       --------------            --------------------------------------
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