Form 10QSB
period 1997-09-30
WAYNE BANCORP INC /GA/
filed 1997-11-10
CIK 856063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1997
                                         ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------


                       Commission file number: 33-31093-A
                                               ----------

                               WAYNE BANCORP, INC.
            ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Georgia                                58-1858246
           --------------------               --------------------------------
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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         On November 7, 1997, 404,388 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                      ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             September 30,  December 31,
                                                                 1997           1996
                                                             -------------  ------------
                                     ASSETS
Cash and due from banks                                      $  1,512,683   $  1,385,896
Interest-bearing deposits                                         156,288        255,152
Federal funds sold                                              3,440,000      8,280,000
Investment securities:
  Held-to-maturity                                              5,243,544      3,622,528
  Available-for-sale                                              797,208      5,102,326
Loans, less allowances for loan losses of
  $234,048 and $213,969, respectively                          28,735,905     23,168,235
Premises and equipment, net                                       931,386        997,013
Deferred income taxes                                              28,896         30,796
Other assets                                                      500,996        392,804
                                                             ------------   ------------
    Total assets                                             $ 41,346,906   $ 43,234,750
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits                               $  5,873,827   $ 12,970,694
  Interest-bearing deposits                                    29,538,561     25,045,809
                                                             ------------   ------------
    Total deposits                                             35,412,388     38,016,503
  Accrued interest expense                                        225,014        181,051
  Accrued income taxes                                                  0        325,895
  Other liabilities                                                52,503         83,534
                                                             ------------   ------------
    Total liabilities                                          35,689,905     38,606,983
                                                             ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1 par value; authorized 10,000,000
    shares; 404,388 and 377,786 shares issued and
    outstanding, respectively                                     404,388        377,786
  Surplus                                                       3,593,520      3,354,102
  Retained earnings                                             1,627,006        897,163
  Unrealized gain (loss) net - AFS investments                     32,087         (1,284)
                                                             ------------   ------------
    Total stockholders' equity                                  5,657,001      4,627,767
                                                             ------------   ------------
    Total liabilities and stockholders' equity               $ 41,346,906   $ 43,234,750
                                                             ============   ============


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,                September 30,
                                                    -------------------------   --------------------------
                                                        1997          1996          1997           1996
                                                       ------        ------        ------         ------
Interest income:
  Loans, including fees                             $   803,083   $   654,862   $ 2,222,402    $ 1,772,779
  Interest-bearing deposits                               1,945           150         6,074          2,135
  Federal funds sold                                     42,774         9,448       123,853         73,613
  Investment securities:
    Taxable                                              14,402        82,859       101,623        281,093
    Nontaxable                                           68,505        30,755       180,523         87,516
    Dividends                                             2,870         3,614        14,554         10,296
                                                    -----------   -----------   -----------    -----------
    Total interest income                               933,579       781,688     2,649,029      2,227,432
                                                    -----------   -----------   -----------    -----------

Interest expense:
  Deposits                                              337,672       263,692       944,394        777,084
  Federal funds purchased                                     0           821           118            869
                                                    -----------   -----------   -----------    -----------
    Total interest expense                              337,672       264,513       944,512        777,953
                                                    -----------   -----------   -----------    -----------

Net interest income                                     595,907       517,175     1,704,517      1,449,479
Provision for loan losses                                36,000        27,000       108,000         54,000
                                                    -----------   -----------   -----------    -----------
    Net interest income after
      provision for loan losses                         559,907       490,175     1,596,517      1,395,479
                                                    -----------   -----------   -----------    -----------

Other income:
  Service charges on deposits                           120,490       100,244       345,182        289,464
  Other operating income                                 46,865        38,333       118,385        115,131
  Securities gains (losses), net                              0         3,197       (27,332)        15,131
                                                    -----------   -----------   -----------    -----------
    Total other income                                  167,355       141,774       436,235        419,726
                                                    -----------   -----------   -----------    -----------

Other expenses:
  Salaries and employee benefits                        154,397       149,815       454,037        441,174
  Net occupancy and equipment expense                    49,736        47,586       149,238        143,119
  Other operating expenses                              126,065       108,375       411,412        343,788
                                                    -----------   -----------   -----------    -----------
    Total other expenses                                330,198       305,776     1,014,687        928,081
                                                    -----------   -----------   -----------    -----------

Profit before income taxes                              397,064       326,173     1,018,065        887,124
Income tax expense                                      115,246       100,227       288,221        273,836
                                                    -----------   -----------   -----------    -----------
    Net Profit                                      $   281,818   $   225,946   $   729,844    $   613,288
                                                    ===========   ===========   ===========    ===========

Earnings per common share                           $      0.71   $      0.60   $      1.85    $      1.62
                                                    ===========   ===========   ===========    ===========

Weighted average shares outstanding                     397,900       377,786       394,763        377,786
                                                    ===========   ===========   ===========    ===========

Earnings per common share fully diluted             $      0.60   $      0.47   $      1.58    $      1.27
                                                    ===========   ===========   ===========    ===========

Weighted average fully diluted shares outstanding       474,257       483,091       470,070        483,091
                                                    ===========   ===========   ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                      --------------------
                                                                      1997            1996
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                                     $    729,844    $    613,288
  Adjustments to reconcile net profit to net cash provided by operating activities:
      Depreciation, amortization, and accretion, net                   71,575          84,960
      Provision for loan losses                                       108,000          54,000
      Securities (gains) losses, net                                   27,332         (15,131)
      Net decrease (increase) in available for sale securities        (50,560)         86,485
      Net decrease in deferred taxes                                    1,900          23,395
      Net decrease (increase) in other assets                        (108,192)         22,536
      Net increase (decrease) in accrued interest payable              43,963         (36,722)
      Net increase (decrease) in accrued income taxes                (325,895)        168,757
      Net increase (decrease) in other liabilities                    (31,031)         10,038
      Net increase (decrease) in unrealized gain (loss) AFS
        investments                                                    33,370         (57,080)
                                                                 ------------    ------------
Net cash provided by operating activities                             500,306         954,526
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities held-to-maturity               (1,754,154)       (393,502)
  Purchase of investment securities available-for-sale               (371,617)     (2,626,654)
  Proceeds from maturities of interest-bearing time deposits           98,864               0
  Proceeds from maturities of securities held-to-maturity             135,000         130,000
  Proceeds from maturities of securities available-for-sale         1,500,000       1,750,000
  Proceeds from sales of securities available-for-sale              3,200,776       1,289,522
  Net increase in loans                                            (5,675,670)     (6,286,735)
  Purchase of fixed assets                                             (8,623)        (89,895)
                                                                 ------------    ------------
Net cash used by investing activities                              (2,875,424)     (6,227,264)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                         (2,604,115)     (2,855,812)
  Proceeds from issuance of common stock                              266,020               0
                                                                 ------------    ------------
Net cash used by financing activities                              (2,338,095)     (2,855,812)
                                                                 ------------    ------------

Net decrease in cash and cash equivalents                          (4,713,213)     (8,128,550)
Cash and cash equivalents at beginning of period                    9,665,896      11,918,713
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  4,952,683    $  3,790,163
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest                                                       $    900,431    $    813,806
  Income taxes                                                   $    633,409    $     52,281


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited consolidated financial statements and related notes and other statistical information included elsewhere herein.

Results of Operations

         The Company experienced a net profit during the quarter ended September 30, 1997, of $281,818, compared to $225,946 during the same period of 1996. This brings net profit for the nine months ended September 30, 1997, to $729,844, compared to $613,288 for the nine months ended September 30, 1996. The improvement in earnings for the third quarter is attributed to higher net interest income which is up 15.2% from the third quarter of 1996. The improvement in net interest income can be attributed to a 17.8% increase in earning assets to $38.6 million on September 30, 1997, from $32.8 million on September 30, 1996. The segment of earning assets showing the most significant increase was loans which grew $6.3 million, or 27.5%, during the twelve months ending September 30, 1997. The Company's net interest margin declined slightly to 6.4% for the quarter ended September 30, 1997, compared to 6.5% for the same period of 1996.

         Noninterest income for the quarter ended September 30, 1997, was $167,355, up 18.0% from $141,774 for the same quarter of 1996. For the nine month period ended September 30, 1997, noninterest income increased $16,509, or 3.9%, to $436,235, from $419,726 for the same period of 1996. The increase was primarily the result of improved service charges on deposits which were up 19.2% to $345,182 for the nine months ended September 30, 1997, compared to $289,464 for the same period of 1996. This increase is attributable primarily to the increase in the number of demand deposit accounts.

         Noninterest expense for the quarter ended September 30, 1997, was $330,198, an increase of $24,422, or 8.0%, from $305,776 for the same period of 1996. Salaries and benefits were up $4,582, or 3.1%, to $154,397 for the quarter ended September 30, 1997, from $149,815 for the same period of 1996, primarily as a result of salary increases and an increase in the number of Bank employees. Other operating expenses were up $17,690, or 16.3%, to $126,065 for the quarter ended September 30, 1997, from $108,375 for the same period of 1996. This increase is primarily a result of increases in advertising and other miscellaneous expenses. For the nine month period ended September 30, 1997, noninterest expense increased $86,606, or 9.3%, to $1,014,687, from $928,081 for the same period of 1996. This increase in noninterest expense is primarily the result of an increase in salaries and benefits of $12,863, or 2.9%, to $454,037 for the nine months ended September 30, 1997, from $441,174 for the same period of 1996. The increase in salaries and benefits is a result of salary increases and an increase in the number of Bank employees. Other operating expenses were up $67,624, or 19.7%, to $411,412 for the nine months ended September 30, 1997, from $343,788 for the same nine month period of 1996. This increase is primarily a result of increases in advertising, travel, education, office supplies, postage and audit expenses.

         Loan losses, net of recoveries, during the quarter ended September 30, 1997, were $37,480, compared to $37,435 for the same period one year ago. Loan losses, net of recoveries, amounted to $87,480 for the nine months ended September 30, 1997, compared to $47,615 for the nine months ended September 30, 1996. Continuing a trend which began in 1996, the majority of loan losses experienced in 1997 has been the result of consumer bankruptcies on secured loans. Because these loans are secured, management believes significant recoveries will be realized as these consumers begin paying within their approved plan to the bankruptcy court; however, the timing and amount of recoveries cannot be determined. Past due loans, although higher than normal for the Bank at 1.05% of total loans as of September 30, 1997, continue to be well below the national average of our peer group of 2.44%.

         As a result of the increase in loan charge-offs, $20,079 was added to the loan loss reserve in excess of recoveries during the nine months ended September 30, 1997, bringing the reserve to .81% of loans at September 30, 1997, compared to .89% of loans at December 31, 1996. Based on its review, management believes the allowance for loan losses is adequate as of September 30, 1997. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 1997, were 2.76% and 20.43%, respectively, compared to 2.63% and 20.96%, respectively, for the same quarter of 1996. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 1997, were 2.49% and 18.98%, respectively, compared to 2.45% and 19.86%, respectively, for the same period of 1996. Earnings per share, on a fully diluted basis, for the nine and three month periods ended September 30, 1997, amounted to $1.58 and $.60, respectively, compared to $1.27 and $.47, respectively, for the same periods of 1996.

         The Company's assets ended the third quarter of 1997 at $41,346,906, down 4.4% from $43,234,750 at December 31, 1996. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $5.4 million at December 31, 1996, which deposits were subsequently withdrawn by mid-January 1997, and is reflected in the decrease in federal funds sold, offset by increases in loans. Total deposits ended the quarter at $35.4 million, down 6.9% from $38.0 million at December 31, 1996, which decrease is also related to the reduction in seasonal local government tax deposits, offset by normal growth in the Bank's deposits. At September 30, 1997, the Company's loan to deposit ratio was 81.1%, compared to 60.9% at December 31, 1996.

         Management expects earnings to level off during the final quarter of 1997 to be comparable to that experienced during the third quarter of 1997, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $2.6 million reduction in deposits during the nine month period ended September 30, 1997, is primarily reflected in federal funds sold which decreased $4.8 million, offset by the $5.6 million increase in loans. The reduction in federal funds sold is primarily attributed to the seasonal local government tax deposits of approximately $5.4 million at December 31, 1996, which deposits were withdrawn by mid-January 1997. During the first nine months of 1997, management has expanded the held-to-maturity portion of the investment portfolio by approximately $1.6 million through the purchase of municipal bonds. The available-for-sale portion of the portfolio has declined approximately $4.3 million through the sale of the U.S. Treasury securities and maturities which were not reinvested in securities. During the first nine months of 1997, loans have increased by approximately $5.6 million, an amount well ahead of projections. The Company's liquid assets at September 30, 1997, represented 14.3% of total assets, compared to 34.7% at December 31, 1996.

         During the first quarter of 1997, two former directors of the Company exercised warrants for the Company's common stock, par value $1.00 per share (the "Common Stock"), resulting in the issuance of 19,046 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $190,460 into the Company's capital during the first quarter of 1997. During the third quarter of 1997, two officers of the Bank exercised options for the Company's Common Stock, resulting in the issuance of 7,556 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $75,560 into the Company's capital during the third quarter of 1997. At September 30, 1997, the Company's risk based capital ratio was 19.3% and its leverage ratio was 14.0%, compared to 19.6% and 12.3%, respectively, at December 31, 1996. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the OCC's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES.

         On February 5, 1997, two former directors of the Company exercised warrants for the Common Stock, resulting in the issuance of 19,046 shares of the Common Stock. The warrants had an exercise price of $10 per share and thus the Company received $190,460. Near the end of September 1997, two officers of the Bank exercised options for the Common Stock, resulting in the issuance of 7,556 shares of the Common Stock. The options had an exercise price of $10 per share and thus the Company received $75,560. The Common Stock issued pursuant to the exercise of the warrants and the options represent unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.

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

                  27       Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WAYNE BANCORP, INC.
                                 -----------------------------------------------
                                     (Registrant)



Date:   November 7, 1997         By: /s/ Douglas R. Harper
      ------------------            --------------------------------------------
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

27       Financial Data Schedule (for SEC use only).