Form 10KSB40
period 1997-12-31
WAYNE BANCORP INC /GA/
filed 1998-03-27
CIK 856063

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

  X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       Commission file number: 33-31093-A
                                              --------------

                               WAYNE BANCORP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                     GEORGIA                                    58-1858246
         --------------------------------                    -------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

               818 South First Street
                   Jesup, Georgia                                   31545
         --------------------------------                    -------------------
         (Address of principal executive offices)                 (ZIP Code)

              Issuer's telephone number, including area code: (912) 427-2265

               Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each exchange
         Title of each class                                 on which registered
         -------------------                                 -------------------
               None                                                None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the small business issuer's revenues for its most recent fiscal year:
$4,251,000.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 12, 1998, was $3,521,355. This calculation is based upon an estimation of fair market value of the Common Stock by the small business issuer's Board of Directors of $15 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 12, 1998, 458,888 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:      YES           NO  X
                                                        ---          ---

                       DOCUMENTS INCORPORATED BY REFERENCE
The small business issuer's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference in this Form 10-KSB in Part II
Item 5, Item 6 and Item 7. The small business issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1998, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

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

         The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting in certain circumstances as a fiduciary or investment or financial adviser; performing trust company or fiduciary activities; acting as a management consultant for other depository institutions; providing courier, appraisal and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; operating a credit bureau; engaging in limited real estate investment activities; underwriting, brokering and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations or projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. In this regard, the Company has recently applied for and received approval to make loans, which loans will be participations with the Bank. Other than making loans, the Company has no present intention of engaging in any of the activities listed above. If circumstances should lead the Company's management to believe that there is a need for any of the other services listed above in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

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

FACILITIES

         The Bank's main office is located at 818 South First Street, Jesup, Georgia, on approximately 2.29 acres located at the intersection of South First Street (U.S. Highway 84) and South Fourth Street, Jesup, Georgia. This site is approximately three-quarters of a mile west of the intersection of U.S. Highways 84, 341 and 301, which is the center of downtown Jesup, Georgia, and is immediately across the street from Wayne Memorial Hospital. The Bank acquired this site for $186,825 and spent approximately $910,000 for construction of the building, landscaping and the purchase of security devices, including the main vault, furniture and fixtures. The Bank moved into these facilities when they were completed in July 1992. The Bank had previously occupied temporary facilities at 967 South First Street in Jesup, Georgia.

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

         The Bank competes in the Wayne County market with three commercial banks and two credit unions. Barnett Bank of Southeast Georgia, N.A., which was recently acquired by NationsBank, Heritage Bank, headquartered in Hinesville, Georgia, and Sun Trust Bank, Southeast Georgia, N.A., are branch banks of larger holding companies and constitute the major commercial bank competition in the Bank's PSA. In addition, Patterson Bank, headquartered in Patterson, Georgia, has received approval to open a branch bank in Jesup; however, no date has been announced for the opening of the branch. As of June 1997, the Bank, which is the only locally owned commercial bank in the county, held 22% of all bank deposits in Wayne County.

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

         As of March 12, 1998, the Bank had twenty-four employees, seventeen of which were full-time. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

         Transactions With Affiliates and Insiders. The Bank is subject to
Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

DEPOSIT INSURANCE

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996

Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

         On December 16, 1997, the Board of Directors declared a $.25 per share dividend totaling $114,722 payable to shareholders of record as of January 10, 1998. The dividend is scheduled to be paid near the end of the first quarter of 1998. This represents the first dividend in the Company's history. The declaration and payment of future dividends is uncertain. In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

CAPITAL REGULATIONS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

         Effective January 1, 1997, the OCC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage, in trading, foreign exchange or commodity position activities, the rule does not have an effect on the Bank's required capital levels.

         Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1997. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

INTERSTATE BANKING AND BRANCHING RESTRICTIONS

         On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allowed banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Georgia adopted legislation in 1996 which permitted interstate bank mergers beginning June 1, 1997.

         In addition, beginning June 1, 1997, the Interstate Banking Act permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Department of Banking and Finance, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank's main office is located at 818 South First Street, Jesup, Georgia, on approximately 2.29 acres located at the intersection of South First Street (U.S. Highway 84) and South Fourth Street, Jesup, Georgia. This site is approximately three-quarters of a mile west of the intersection of U.S. Highways 84, 341 and 301, which is the center of downtown Jesup, Georgia, and is immediately across the street from Wayne Memorial Hospital. The Bank acquired this site for $186,825 and spent approximately $910,000 for construction of the building, landscaping and the purchase of security devices, including the main vault, furniture and fixtures. The Bank moved into these facilities when they were completed in July 1992. The Bank had previously occupied temporary facilities at 967 South First Street in Jesup, Georgia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In response to this Item, the information included on pages 17 through 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

         On December 31, 1997, a director of the Company exercised warrants for the Company's Common Stock, resulting in the issuance of 20,500 shares of the Common Stock. The warrants had an exercise price of $10 per share and thus the Company received $205,000. The Common Stock issued pursuant to the exercise of the warrants represents unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information included on pages 3 through 17 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information included on pages 19 through 41 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information included on pages 2 through 5 and page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1998, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information included on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1998, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information included on pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1998, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information included on pages 8 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1998, is incorporated herein by reference.

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

         3(b) Bylaws of Company (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31093-A).

         10(a)    Form of Stock Warrant Agreement (incorporated by reference to
                  Exhibit 10(c) of Registration Statement on Form S-18, File No. 33-31093-A).

         10(b) 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
                  1990).

         10(c) Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-KSB filed by the Company for the fiscal year ended December 31, 1992).

         13       Annual Report to Shareholders for the year ended December 31,
                  1997.

         21       Subsidiaries of the Company.

         23       Consent of McNair, McLemore, Middlebrooks & Co., LLP

         27(a)    Financial Data Schedule (for SEC use only).

         27(b) Restated Financial Data Schedule for period ending December 31, 1996 (for SEC use only).

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WAYNE BANCORP, INC.
                                   ---------------------------------------------
                                   (Registrant)

                                   BY: /s/  Douglas R. Harper
                                       -----------------------------------------
                                       Douglas R. Harper
                                       President and Principal Executive Officer

Date:   March 25, 1998
     ---------------------

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                                   TITLE                             DATE
---------                                                   -----                             ----
/s/ Patricia B. Armstrong                   Director                                     March 25, 1998
------------------------------------                                                -----------------------------
Patricia B. Armstrong

/s/ Leonard D. Brannen                      Director                                     March 25, 1998
------------------------------------                                                -----------------------------
Leonard D. Brannen

                                            Director
------------------------------------                                                -----------------------------
C. Revis Clary

/s/ J. Ashley Dukes                         Director                                     March 25, 1998
------------------------------------                                                -----------------------------
J. Ashley Dukes

/s/ Tommie C. Fuller, Sr.                   Director                                     March 25, 1998
------------------------------------                                                -----------------------------
Tommie C. Fuller, Sr.

/s/ Douglas R. Harper                       Director, President, Principal               March 25, 1998
------------------------------------        Executive Officer, Principal            -----------------------------
Douglas R. Harper                            Financial Officer


/s/ J. Lex Kenerly, III, M.D.               Director                                     March 25, 1998
------------------------------------                                                -----------------------------
J. Lex Kenerly, III, M.D.

                                            Director
------------------------------------                                                -----------------------------
James L. Lott

/s/ Jerry D. McDaniel                       Director                                     March 25, 1998
------------------------------------                                                -----------------------------
Jerry D. McDaniel

                                            Director
------------------------------------                                                -----------------------------
Ferrell L. O'Quinn

                                            Director
------------------------------------                                                -----------------------------
Bernon W. Sapp

                                            Director
------------------------------------                                                -----------------------------
W. Donald Whitaker

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

3(b) Bylaws of Company (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18, File No. 33-31093-A).

10(a)             Form of Stock Warrant Agreement (incorporated  by  reference to
                  Exhibit 10(c) of Registration Statement on Form S-18, File No.
                  33-31093-A).

10(b) 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K filed by the Company for the fiscal year ended December 31,
                  1990).

10(c)             Form of Employment Agreement for Executive Officers
                  (incorporated by reference to Exhibit 10(f) of the Annual
                  Report on Form 10-KSB filed by the Company for the fiscal year ended December 31, 1992).

13                Annual Report to Shareholders for the year ended December 31,
                  1997.                                                                                   14

21                Subsidiaries of the Company.                                                            59

23                Consent of McNair, McLemore, Middlebrooks & Co., LLP                                    60

27(a)             Financial Data Schedule (for SEC use only).                                             61

27(b)             Restated Financial Data Schedule for period ending December 31,
                  1996 (for SEC use only).                                                                62