Form 10QSB
period 1998-03-31
WAYNE BANCORP INC /GA/
filed 1998-05-13
CIK 856063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1998
                                         ---------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934 For the transition period from _______________ to
         ________________

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

         On May 7, 1998, 458,888 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   March 31,       December 31,
                                                                                     1998              1997
                                                                                  -----------      -----------
                                                     ASSETS
Cash and due from banks                                                           $ 1,836,525      $ 3,075,396
Interest-bearing deposits                                                              57,843          124,003
Federal funds sold                                                                  4,410,000       11,970,000
Investment securities:
  Held-to-maturity                                                                  6,649,451        5,514,009
  Available-for-sale                                                                  966,073          535,451
Loans, less allowances for loan losses of
  $305,154 and $273,405, respectively                                              29,360,967       28,397,905
Premises and equipment, net                                                           923,240          907,405
Deferred income taxes                                                                       0           45,536
Other assets                                                                          479,394          488,837
                                                                                  -----------      -----------
         Total assets                                                             $44,683,493      $51,058,542
                                                                                  ===========      ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits                                                    $ 7,424,282      $13,779,191
  Interest-bearing deposits                                                        30,186,159       30,775,238
                                                                                  -----------      -----------
         Total deposits                                                            37,610,441       44,554,429
  Accrued interest expense                                                            252,291          258,185
  Accrued income taxes                                                                 76,741           19,300
  Deferred income taxes                                                                 5,795                0
  Other liabilities                                                                    57,111          182,572
                                                                                  -----------      -----------
         Total liabilities                                                         38,002,379       45,014,486
                                                                                  -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1 par value; authorized 10,000,000
    shares; 458,888 and 424,888 shares issued and
    outstanding, respectively                                                         458,888          424,888
  Surplus                                                                           4,084,020        3,778,020
  Retained earnings                                                                 2,068,462        1,807,771
  Unrealized gain (loss) net - AFS investments                                         69,744           33,377
                                                                                  -----------      -----------
         Total stockholders' equity                                                 6,681,114        6,044,056
                                                                                  -----------      -----------
         Total liabilities and stockholders' equity                               $44,683,493      $51,058,542
                                                                                  ===========      ===========


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
Interest Income:
  Loans, including fees                                $794,131      $680,680
  Interest-bearing deposits                                 599         1,821
  Federal funds sold                                     80,471        23,268
  Investment securities:
    Taxable                                              10,101        67,536
    Nontaxable                                           76,433        53,385
    Dividends                                             8,805         6,635
                                                       --------      --------
         Total interest income                          970,540       833,325
                                                       --------      --------

Interest expense:
  Deposits                                              356,482       289,836
  Federal funds purchased                                     0           118
                                                       --------      --------
         Total interest expense                         356,482       289,954
                                                       --------      --------

Net interest income                                     614,058       543,371
Provision for loan losses                                45,000        36,000
                                                       --------      --------
         Net interest income after
           provision for loan losses                    569,058       507,371
                                                       --------      --------

Other income:
  Service charges on deposits                           106,102       106,685
  Other operating income                                 44,028        41,996
  Securities gains (losses) net                           7,041       (30,297)
                                                       --------      --------
         Total other income                             157,171       118,384
                                                       --------      --------

Other expenses:
  Salaries and employee benefits                        153,689       151,047
  Net occupancy and equipment expense                    46,454        48,783
  Other operating expenses                              146,762       130,050
                                                       --------      --------
         Total other expenses                           346,905       329,880
                                                       --------      --------

Profit before income taxes                              379,324       295,875
Income tax expense                                      118,633        82,848
                                                       --------      --------
         Net Profit                                    $260,691      $213,027
                                                       ========      ========

Earnings per common share                              $   0.57      $   0.55
                                                       ========      ========
Weighted average shares outstanding                     455,999       389,425
                                                       ========      ========

Earnings per common share fully diluted                $   0.53      $   0.48
                                                       ========      ========
Weighted average fully diluted shares outstanding       490,638       441,077
                                                       ========      ========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                    ------------------------------
                                                                        1998               1997
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                                        $   260,691        $   213,027
  Adjustments to reconcile net profit to net cash provided by operating activities:
      Depreciation, amortization, and accretion, net                     22,560             26,466
      Provision for loan losses                                          45,000             36,000
      (Gain) loss on sale of securities                                  (7,041)            30,297
      Net decrease (increase) in available-for-sale securities          (55,103)           (24,865)
      Net decrease (increase) in deferred taxes                          51,331              8,452
      Net decrease (increase) in other assets                             9,443             (2,790)
      Net increase (decrease) in accrued interest payable                (5,894)               626
      Net increase (decrease) in accrued income taxes                    57,441           (235,815)
      Net increase (decrease) in other liabilities                     (125,461)           (36,651)
      Net increase (decrease) unrealized gain (loss)
         AFS investments                                                 36,367             16,411
                                                                    -----------        -----------
Net cash provided by operating activities                               289,334             31,158
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of interest-bearing deposits                                  66,160            (20,907)
  Purchase of investment securities held-to-maturity                 (1,134,961)          (665,260)
  Purchase of investment securities available-for-sale                 (424,552)           (50,867)
  Proceeds from maturities of securities held-to-maturity                     0            135,000
  Proceeds from maturities of securities available-for-sale                   0            500,000
  Proceeds from sales of securities available-for-sale                   56,073          3,052,954
  Net (increase) decrease in loans                                   (1,008,062)        (1,942,727)
  Purchase of fixed assets                                              (38,875)            (6,927)
                                                                    -----------        -----------
Net cash provided (used) by investing activities                     (2,484,217)         1,001,266
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                (6,943,988)        (3,824,350)
  Proceeds from issuance of common stock                                340,000            190,460
                                                                    -----------        -----------
Net cash provided (used) by financing activities                     (6,603,988)        (3,633,890)
                                                                    -----------        -----------

Net increase (decrease) in cash and cash equivalents                 (8,798,871)        (2,601,466)
Cash and cash equivalents at beginning of period                     15,045,396          9,665,896
                                                                    -----------        -----------
Cash and cash equivalents at end of period                          $ 6,246,525        $ 7,064,430
                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest                                                          $   362,376        $   289,210
  Income taxes                                                      $   146,708        $   322,666


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

2.       Adoption of New Accounting Principles

         During the fourth quarter of 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and it requires a dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement by the Company in 1997 resulted in the restatement of the Company's prior period earnings per share disclosures.

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

Results of Operations

         The Company experienced a net profit during the quarter ended March 31, 1998, of $260,691, compared to a net profit of $213,027 during the same period of 1997. This 22.4% increase in earnings can be attributed primarily to a 13.0% increase in net interest income to $614,058 for the quarter ended March 31, 1998, compared to $543,371 during the same period of 1997. This improvement in net interest income came primarily as a result of an 18.2% increase in average earning assets to $41.5 million at March 31, 1998, compared to $35.1 million at March 31, 1997. By far, the largest increase in any particular segment of earning assets occurred in loans which grew $4.4 million, or 17.3%, to $29.7 million at March 31, 1998, compared to $25.3 million at March 31, 1997. The Company's net interest margin for the quarter ended March 31, 1998, declined to 6.31% on a fully taxable equivalent basis, compared to 6.49% for the same quarter of 1997, primarily due to an increase in the Bank's cost of funds to 3.58% from 3.41%.

         Noninterest income for the quarter ended March 31, 1998, was $157,171, up 32.8% from $118,384 for the same quarter of 1997. This increase can be attributed to a $30,297 loss from the sale of securities during the first quarter of 1997, comprised of a $40,003 loss by the Bank, partially offset by $9,706 gain by the Company, compared to a $7,041 gain in the same period of 1998. The major segment of noninterest income, service charges on deposits, was essentially unchanged, decreasing from $106,102 for the quarter ended March 31, 1998, to $106,685 for the same period of 1997.

         Noninterest expense for the quarter ended March 31, 1998, was $346,905, up 5.2% from $329,880 for the same quarter of 1997. Salaries and benefits were up $2,642, or 1.7%, primarily as a result of salary increases. Occupancy expenses were down $2,329, or 4.8%, primarily due to a decrease in depreciation. Other operating expenses were up $16,712, or 12.9%, primarily due to increases in legal fees and data processing expenses.

         Loan losses, net of recoveries, amounted to $13,251 during the quarter ended March 31, 1998, compared to $42,714 during the same quarter of 1997. As occurred in 1997, the loan losses for the first quarter of 1998 were concentrated in consumer loans, primarily the result of bankruptcies. Many of these loans were secured, therefore, the Bank should ultimately recover most of these losses. However, the amount of these recoveries and the length of time it will take is undeterminable at this time. The Bank added $45,000 in excess of recoveries to the loan loss reserve during the first quarter of 1998, compared to $36,000 during the same period of 1997, bringing the reserve to 1.03% of loans at March 31, 1998, compared to .82% of loans at March 31, 1997. Based on its review, management believes the allowance for loan loss is adequate as of March 31, 1998. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 1998, were 2.37% and 16.61%, respectively, compared to 2.29% and 17.40%, respectively, for the same quarter of 1997. Earnings per share on a fully diluted basis for the same comparable periods amounted to $.53 and $.48, respectively.

         The Company's assets ended the first quarter of 1998 at $44.7 million, down 12.5% from $51.1 million at December 31, 1997. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $7.7 million at December 31, 1997, which deposits were subsequently withdrawn by mid-January 1998. Total deposits ended the quarter at $37.6 million, down 15.6% from $44.6 million at December 31, 1997. At March 31, 1998, the Company's loan to deposit ratio was 78.1%, compared to 63.7% at December 31, 1997.

         Management expects earnings during the remaining quarters of 1998 to be comparable to that experienced during the first quarter, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $6.9 million reduction in deposits during the quarter ended March 31, 1998, is reflected in federal funds sold which decreased $7.6 million. The reduction in deposits is primarily attributed to the seasonal local government tax deposits of approximately $7.7 million at December 31, 1997, which deposits were withdrawn by mid-January 1998. During the first quarter of 1998, management expanded the held-to-maturity portion of the investment portfolio by $1.1 million primarily through the purchase of tax exempt municipal bonds. The available-for-sale portion of the portfolio grew by approximately $431,000 during the first quarter of 1998 from the purchase of U.S. Treasury securities and equity securities. Also, during the first quarter of 1998, loans increased by approximately $963,000, meeting management's expectations. The Company's liquid assets at March 31, 1998, represented 16.2% of total assets, compared to 30.8% at December 31, 1997.

         During the first quarter of 1998, three directors of the Company exercised warrants for the Company's common stock, par value $1.00 per share (the "Common Stock"), resulting in the issuance of 34,000 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $340,000 into the Company's capital. On March 31, 1998, the Company's risk based capital ratio was 22.1% and its leverage ratio was 14.8%, compared to 20.2% and 14.8%, respectively, at December 31, 1997. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the Office of the Comptroller of the Currency's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Year 2000 Issues

         The Company utilizes an in-house data processing system for most of its accounting functions. Management is in the process of upgrading the systems which it has determined are not prepared for the year 2000 ("Year 2000"). Testing should be completed by the end of 1998. The Company also has a number of personal computers, some of which, due to their age, are not Year 2000 compliant. Management has budgeted approximately $180,000 to get all of its systems Year 2000 compliant. The largest Year 2000 exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         In January 1998, three directors of the Company exercised warrants for the Common Stock, resulting in the issuance of 34,000 shares of the Common Stock. The warrants had an exercise price of $10 per share and thus the Company received $340,000. The Common Stock issued pursuant to the exercise of the warrants represent unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the first quarter of 1998.

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

                  27(a)    Financial Data Schedule (for SEC use only).

                  27(b)    Restated Financial Data Schedule for Three Months
                           Ended March 31, 1997 (for SEC use only).

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WAYNE BANCORP, INC.
                                        (Registrant)



Date:  May 13, 1998                 By:  /s/ Douglas R. Harper
      ----------------                   ------------------------------------
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

27(a)             Financial Data Schedule (for SEC use only).

27(b)             Restated Financial Data Schedule for Three Months Ended March
                  31, 1997 (for SEC use only).