Form 10QSB
period 1998-06-30
WAYNE BANCORP INC /GA/
filed 1998-08-12
CIK 856063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended: June 30, 1998
                                    ---------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ----------------


                       Commission file number: 33-31093-A
                                              ------------


                               WAYNE BANCORP, INC.
          -------------------------------------------------------------
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


                                 Not Applicable
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     On August 10, 1998, 458,888 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    1998                1997
                                                                                ------------        ------------
                                     ASSETS

Cash and due from banks                                                         $  1,376,163        $  3,075,396
Interest-bearing deposits                                                             60,068             124,003
Federal funds sold                                                                 2,040,000          11,970,000
Investment securities:
  Held-to-maturity                                                                 6,851,670           5,514,009
  Available-for-sale                                                               1,570,286             535,451
Loans, less allowances for loan losses of
  $332,606 and $273,405, respectively                                             30,573,076          28,397,905
Premises and equipment, net                                                          987,905             907,405
Deferred income taxes                                                                 52,060              45,536
Other assets                                                                         535,750             488,837
                                                                                ------------        ------------
     Total assets                                                               $ 44,046,978        $ 51,058,542
                                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                                                  $  6,973,640        $ 13,779,191
  Interest-bearing deposits                                                       29,793,370          30,775,238
                                                                                ------------        ------------
     Total deposits                                                               36,767,010          44,554,429
  Accrued interest expense                                                           261,084             258,185
  Accrued income taxes                                                                 8,576              19,300
  Other liabilities                                                                   66,783             182,572
                                                                                ------------        ------------
     Total liabilities                                                            37,103,453          45,014,486
                                                                                ------------        ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1 par value; authorized 10,000,000
    shares; 458,888 and 424,888 shares issued
    and outstanding, respectively                                                    458,888             424,888
  Surplus                                                                          4,084,020           3,778,020
  Retained earnings                                                                2,340,620           1,807,771
  Unrealized gain (loss) net - AFS investments                                        59,997              33,377
                                                                                ------------        ------------
     Total stockholders' equity                                                    6,943,525           6,044,056
                                                                                ------------        ------------
     Total liabilities and stockholders' equity                                 $ 44,046,978        $ 51,058,542
                                                                                ============        ============


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                                June 30,                     June 30,
                                                            ---------------               --------------
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----
Interest Income:
  Loans, including fees                               $   830,144    $   738,639    $ 1,624,275    $ 1,419,319
  Interest-bearing deposits                                   423          2,308          1,022          4,129
  Federal funds sold                                       39,336         57,811        119,807         81,079
  Investment securities:
    Taxable                                                19,320         19,685         29,421         87,221
    Nontaxable                                             82,530         58,633        158,963        112,018
    Dividends                                               3,649          5,049         12,454         11,684
                                                      -----------    -----------    -----------    -----------
         Total interest income                            975,402        882,125      1,945,942      1,715,450
                                                      -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                                352,197        316,886        708,679        606,722
  Federal funds purchased                                       0              0              0            118
                                                      -----------    -----------    -----------    -----------
         Total interest expense                           352,197        316,886        708,679        606,840
                                                      -----------    -----------    -----------    -----------

Net interest income                                       623,205        565,239      1,237,263      1,108,610
Provision for loan losses                                  45,000         36,000         90,000         72,000
                                                      -----------    -----------    -----------    -----------
         Net interest income after
           provision for loan losses                      578,205        529,239      1,147,263      1,036,610
                                                      -----------    -----------    -----------    -----------

Other income:
  Service charges on deposits                             110,919        118,007        217,021        224,692
  Other operating income                                   58,309         29,524        102,337         71,520
  Securities gains (losses), net                           19,203          2,965         26,244        (27,332)
                                                      -----------    -----------    -----------    -----------
         Total other income                               188,431        150,496        345,602        268,880
                                                      -----------    -----------    -----------    -----------

Other expenses:
  Salaries and employee benefits                          170,211        148,593        323,900        299,640
  Net occupancy and equipment expense                      56,183         50,719        102,637         99,502
  Other operating expense                                 148,659        155,298        295,421        285,348
                                                      -----------    -----------    -----------    -----------
         Total other expense                              375,053        354,610        721,958        684,490
                                                      -----------    -----------    -----------    -----------

Profit before income taxes                                391,583        325,125        770,907        621,000
Income tax expense                                        119,424         90,127        238,057        172,975
                                                      -----------    -----------    -----------    -----------
         Net Profit                                   $   272,159    $   234,998    $   532,850    $   448,025
                                                      ===========    ===========    ===========    ===========

Earnings per common share                             $      0.59    $      0.59    $      1.16    $      1.14
                                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding                       458,888        396,832        457,452        393,169
                                                      ===========    ===========    ===========    ===========

Earnings per common share fully diluted               $      0.55    $      0.50    $      1.08    $      0.99
                                                      ===========    ===========    ===========    ===========
Weighted average fully diluted shares outstanding         493,544        453,541        492,091        449,878
                                                      ===========    ===========    ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                    1998                1997
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                                                    $    532,850        $    448,025
  Adjustments to reconcile net profit to net cash provided by operating activities:
      Depreciation, amortization, and accretion, net                                  49,294              50,547
      Provision for loan losses                                                       90,000              72,000
      (Gain) loss on sale of securities                                              (26,244)             27,332
      Net decrease (increase) in available-for-sale securities                       (40,333)            (27,239)
      Net decrease (increase) in deferred taxes                                       (6,524)             (6,485)
      Net decrease (increase) in other assets                                        (46,913)            (53,264)
      Net increase (decrease) in accrued interest payable                              2,899              26,432
      Net increase (decrease) in accrued income taxes                                (10,724)           (325,895)
      Net increase (decrease) in other liabilities                                  (115,789)            (17,439)
      Net increase (decrease) in unrealized gain (loss) AFS
         Investments                                                                  26,620              17,978
                                                                                ------------        ------------
Net cash provided (used) by operating activities                                     455,136             211,992
                                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities held-to-maturity                              (1,336,719)         (1,320,597)
  Purchase of investment securities available-for-sale                            (1,114,143)           (327,663)
  Proceeds from maturities of interest-bearing deposits                               63,935              56,853
  Proceeds from maturities of securities held-to-maturity                                  0             135,000
  Proceeds from maturities of securities available-for-sale                                0           1,000,000
  Proceeds from sales of securities available-for-sale                               145,928           3,200,776
  Net (increase) decrease in loans                                                (2,265,171)         (4,070,750)
  Purchase of fixed assets                                                          (130,780)             (9,067)
                                                                                ------------        ------------
Net cash provided (used) by investing activities                                  (4,636,950)         (1,335,448)
                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                             (7,787,419)         (3,431,610)
  Net increase (decrease) in federal funds purchased                                       0                   0
  Proceeds from issuance of common stock                                             340,000             190,460
                                                                                ------------        ------------
Net cash provided (used) by financing activities                                  (7,447,419)         (3,241,150)
                                                                                ------------        ------------

Net increase (decrease) in cash and cash equivalents                             (11,629,233)         (4,364,606)
Cash and cash equivalents at beginning of period                                  15,045,396           9,665,896
                                                                                ------------        ------------
Cash and cash equivalents at end of period                                      $  3,416,163        $  5,301,290
                                                                                ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest                                                                      $    705,780        $    580,408
  Income taxes                                                                  $    387,129        $    518,620


See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

Results of Operations

         The Company experienced a net profit during the quarter ended June 30, 1998, of $272,159, compared to $234,998 during the same period of 1997. This brings net profit for the six months ended June 30, 1998, to $532,850, compared to $448,025 for the six months ended June 30, 1997. The improvement in earnings for the second quarter is attributed primarily to higher net interest income which is up 10.3%. The improvement in net interest income can be attributed to a 10.7% increase in earning assets to $41.4 million as of June 30, 1998, from $37.5 million as of June 30, 1997. The segment of earning assets showing the most significant increase was loans which grew $3.5 million, or 12.8%, during the twelve months ended June 30, 1998. Net interest margin for the quarter ended June 30, 1998, was 6.3%, down slightly from 6.4% during the same quarter of 1997.

         Noninterest income for the quarter ended June 30, 1998, was $188,431, up 25.2% from $150,496 for the same quarter of 1997. This increase is attributed primarily to improved mortgage origination fees which were up dramatically to $36,530 for the quarter ended June 30, 1998, compared to $5,052 for the same quarter of 1997.

         Noninterest expense for the quarter ended June 30, 1998, was $375,053, up 5.8% from $354,610 for the same period of 1997. Salaries and benefits were up $21,618, or 14.5%, primarily as a result of an increase in staffing levels. Other operating expenses were down $6,639, or 4.3%, primarily due to a $7,291 decrease in legal fees.

         Loan losses, net of recoveries, during the quarter ended June 30, 1998, were $17,549, compared to $7,727 for the same period of 1997. Loan losses, net of recoveries, amounted to $30,800 for the six months ended June 30, 1998, compared to $50,441 for the six months ended June 30, 1997.

Loan losses rose slightly during the second quarter of 1998 as a result of consumer bankruptcies. The Bank added $45,000 in excess of recoveries to the loan loss reserve during the second quarter of 1998, compared to $36,000 during the second quarter of 1997. As a result of the monthly loan loss provisions, $90,000 was added to the loan loss reserve, in excess of recoveries, during the six months ended June 30, 1998, bringing the reserve to 1.08% of loans at June 30, 1998, compared to .86% of loans at June 30, 1997. Based on its review, management believes the allowance for loan losses is adequate as of June 30, 1998. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 1998, were 2.43% and 16.02%, respectively, compared to 2.41% and 18.25%, respectively, for the same quarter of 1997. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 1998, were 2.37% and 16.59%, respectively, compared to 2.35% and 18.23%, respectively, for the same period of 1997. Earnings per share on a fully diluted basis for the six and three months periods ended June 30, 1998, amounted to $1.08 and $.55, respectively, compared to $.99 and $.50, respectively, for the same periods of 1997.

         The Company's assets ended the second quarter of 1998 at $44.0 million, down 13.7% from $51.1 million at December 31, 1997. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $7.7 million at December 31, 1997, which deposits were subsequently withdrawn by mid-January 1998. Total deposits ended the second quarter of 1998 at $36.8 million, down 17.5% from $44.6 million at December 31, 1997. At June 30, 1998, the Company's loan to deposit ratio was 83.1%, compared to 63.7% at December 31, 1997.

         Management expects earnings during the second half of 1998 to be comparable to that experienced during the first six months, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $7.8 million reduction in deposits during the first half of 1998 is primarily reflected in federal funds sold which is down $9.9 million. The reduction in federal funds sold is primarily attributed to the seasonal local government tax deposits of approximately $7.7 million at December 31, 1997, which deposits were withdrawn by mid-January 1998. During the first half of 1998, management expanded the held-to-maturity portion of the investment portfolio by approximately $1.3 million through the purchase of tax exempt municipal bonds. The available-for-sale portion of the portfolio grew by approximately $1.0 million during the first six months of 1998 from the purchase of U.S. Treasury securities and equity securities. During the first half of 1998, loans increased by approximately $2.1 million, meeting management's projections. The Company's liquid assets at June 30, 1998, represented 11.5% of total assets, compared to 63.7% at December 31, 1997.

         During the first quarter of 1998, three directors of the Company exercised warrants for the Company's common stock, par value $1.00 per share (the "Common Stock"), resulting in the issuance of 34,000 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $340,000 into the Company's capital during the first quarter of 1998. At June 30, 1998, the Company's risk based capital ratio was 21.8% and its leverage ratio was 15.3%, compared to 20.2% and 14.8%, respectively, at December 31, 1997. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the OCC's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Year 2000 Issues

         The Company utilizes an in-house data processing system for most of its accounting functions. Management is in the process of upgrading the systems which it has determined are not prepared for the year 2000 ("Year 2000"). Testing should be completed by the end of 1998. The Company also has a number of personal computers, some of which, due to their age, are not Year 2000 compliant. Management budgeted approximately $180,000 to get all of its systems Year 2000 compliant. To date, approximately $200,000 in capital expenditures has been incurred and an additional $20,000 has been expensed. Management estimates that it has completed approximately 90% of its Year 2000 efforts. The largest Year 2000 exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on April 14, 1998, at which meeting all three of management's nominees for the Board of Directors were reelected to serve as Class III Directors for three year terms. The individuals reelected were: C. Revis Clary, receiving 306,902 votes for and 81 votes against or withheld, with no votes abstaining; J. Ashley Dukes, receiving 306,902 votes for and 81 votes against or withheld, with no votes abstaining; and Jerry D. McDaniel, receiving 306,898 votes for and 85 votes against or withheld, with no votes abstaining. Class I and

Class II Directors continuing in office are: Patricia B. Armstrong, Leonard D. Brannen, Tommie C. Fuller, Sr., Douglas R. Harper, J. Lex Kenerly, III, M.D., James L. Lott, Ferrell L. O'Quinn, Bernon W. Sapp, and W. Donald Whitaker.

ITEM 5.  OTHER INFORMATION.

         Any shareholder of the Company who intends to present a proposal at the 1999 Annual Meeting of Shareholders, which proposal is not included in the Company's Proxy Statement, must deliver notice of such proposal to the Company no later than December 1, 1998. If the proposing shareholder fails to deliver notice of such proposal to the Company by such date, then the person or persons designated as proxies in connection with the Company's solicitation of proxies shall have the discretionary voting authority to vote the shares of the Company's Common Stock represented by the proxy cards returned to the Company in accordance with their judgment on such matter when such proposal is presented at the 1999 Annual Meeting. Any such notice of a shareholder proposal must be made in writing addressed to Douglas R. Harper, Wayne Bancorp, Inc., 818 South First Street, Jesup, Georgia 31545.

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

               27(a)    Financial Data Schedule (for SEC use only).

               27(b)    Restated Financial Data Schedule for Six Months Ended
                        June 30, 1996 (for SEC use only).

               27(c)    Restated Financial Data Schedule for Six Months Ended
                        June 30, 1997 (for SEC use only).

         (b)   Reports on Form 8-K.

               There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WAYNE BANCORP, INC.
                                       ----------------------------------------
                                            (Registrant)



Date:  August 12, 1998                      By: /s/ Douglas R. Harper
      -----------------                        ---------------------------------
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

     27(a)          Financial Data Schedule (for SEC use only).

     27(b)          Restated Financial Data Schedule for Six Months Ended June 30, 1996 (for SEC use
                    only).

     27(c)          Restated Financial Data Schedule for Six Months Ended June 30, 1997 (for SEC use
                    only).