Form 10QSB
period 1998-09-30
WAYNE BANCORP INC /GA/
filed 1998-11-12
CIK 856063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 1998
                                                              ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----     EXCHANGE ACT OF 1934
         For the transition period from _______________ to  ________________

                       Commission file number: 33-31093-A
                                               ----------
                               WAYNE BANCORP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Georgia                                        58-1858246
 ----------------------                    ---------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

                  818 South First Street, Jesup, Georgia 31545
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (912) 427-2265
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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

         On November 9, 1998, 523,648 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            September 30,            December 31,
                                                                 1998                   1997
                                                            -------------            ------------
                                     ASSETS
Cash and due from banks                                      $ 1,487,732             $ 3,075,396
Interest-bearing deposits                                         37,580                 124,003
Federal funds sold                                             2,340,000              11,970,000
Investment securities:
  Held-to-maturity                                             6,852,109               5,514,009
  Available-for-sale                                           1,529,513                 535,451
Loans, less allowances for loan losses of
  $342,711 and $273,405, respectively                         33,296,385              28,397,905
Premises and equipment, net                                    1,098,286                 907,405
Deferred income taxes                                             79,379                  45,536
Other assets                                                     550,398                 488,837
                                                             -----------             -----------
         Total assets                                        $47,271,382             $51,058,542
                                                             ===========             ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits                               $ 6,978,297             $13,779,191
  Interest-bearing deposits                                   32,743,222              30,775,238
                                                             -----------             -----------
         Total deposits                                       39,721,519              44,554,429
  Accrued interest expense                                       285,405                 258,185
  Accrued income taxes                                             3,622                  19,300
  Other liabilities                                               74,172                 182,572
                                                             -----------             -----------
         Total liabilities                                    40,084,718              45,014,486
                                                             -----------             -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1 par value; authorized 10,000,000
    shares; 458,888 and 424,888 shares issued and
    outstanding, respectively                                    458,888                 424,888
  Surplus                                                      4,084,020               3,778,020
  Retained earnings                                            2,627,295               1,807,771
  Unrealized gain (loss) net - AFS investments                    16,461                  33,377
                                                             -----------             -----------
         Total stockholders' equity                            7,186,664               6,044,056
                                                             -----------             -----------
         Total liabilities and stockholders' equity          $47,271,382             $51,058,542
                                                             ===========             ===========



See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended              Nine Months Ended
                                                               September 30,                 September 30,
                                                        ------------------------      ---------------------------
                                                           1998           1997           1998             1997
                                                        ----------      --------      ----------      -----------
 Interest income:
   Loans, including fees                                $  889,682      $803,083      $2,513,957      $ 2,222,402
   Interest-bearing deposits                                   522         1,945           1,544            6,074
   Federal funds sold                                       15,077        42,774         134,884          123,853
   Investment securities:
     Taxable                                                20,643        14,402          50,064          101,623
     Nontaxable                                             83,565        68,505         242,528          180,523
     Dividends                                               3,605         2,870          16,059           14,554
                                                        ----------      --------      ----------      -----------
          Total interest income                          1,013,094       933,579       2,959,036        2,649,029
                                                        ----------      --------      ----------      -----------

 Interest expense:
   Deposits                                                360,696       337,672       1,069,375          944,394
   Federal funds purchased                                     461             0             461              118
                                                        ----------      --------      ----------      -----------
          Total interest expense                           361,157       337,672       1,069,836          944,512
                                                        ----------      --------      ----------      -----------

 Net interest income                                       651,937       595,907       1,889,200        1,704,517
 Provision for loan losses                                  45,000        36,000         135,000          108,000
                                                        ----------      --------      ----------      -----------
          Net interest income after
            provision for loan losses                      606,937       559,907       1,754,200        1,596,517
                                                        ----------      --------      ----------      -----------
 Other income:
   Service charges on deposits                             126,989       120,490         344,010          345,182
   Other operating income                                   55,528        46,865         157,865          118,385
   Securities gains (losses), net                                0             0          26,244          (27,332)
                                                        ----------      --------      ----------      -----------
          Total other income                               182,517       167,355         528,119          436,235
                                                        ----------      --------      ----------      -----------
 Other expenses:
   Salaries and employee benefits                          180,095       154,397         503,995          454,037
   Net occupancy and equipment expense                      55,443        49,736         158,080          149,238
   Other operating expenses                                142,219       126,065         437,640          411,412
                                                        ----------      --------      ----------      -----------
          Total other expenses                             377,757       330,198       1,099,715        1,014,687
                                                        ----------      --------      ----------      -----------

 Profit before income taxes                                411,697       397,064       1,182,604        1,018,065
 Income tax expense                                        125,023       115,246         363,080          288,221
                                                        ----------      --------      ----------      -----------
          Net Profit                                    $  286,674      $281,818      $  819,524      $   729,844
                                                        ==========      ========      ==========      ===========

 Earnings per common share                              $     0.62      $   0.71      $     1.79      $      1.85
                                                        ==========      ========      ==========      ===========
 Weighted average shares outstanding                       458,888       397,900         457,931          394,763
                                                        ==========      ========      ==========      ===========

 Earnings per common share fully diluted                $     0.56      $   0.64      $     1.64      $      1.63
                                                        ==========      ========      ==========      ===========
 Weighted average fully diluted shares outstanding         511,918       440,341         500,231          447,568
                                                        ==========      ========      ==========      ===========

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         1998              1997
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                                        $    819,524       $   729,844
  Adjustments to reconcile net profit to net cash provided by operating activities:
      Depreciation, amortization, and accretion, net                      80,040            71,575
      Provision for loan losses                                          135,000           108,000
      Securities (gains) losses, net                                     (26,244)           27,332
      Net decrease (increase) in available-for-sale securities            25,631           (50,560)
      Net decrease (increase) in deferred taxes                          (33,843)            1,900
      Net decrease (increase) in other assets                            (61,561)         (108,192)
      Net increase (decrease) in accrued interest payable                 27,220            43,963
      Net increase (decrease) in accrued income taxes                    (15,678)         (325,895)
      Net increase (decrease) in other liabilities                      (108,400)          (31,031)
      Net increase (decrease) in unrealized gain (loss) AFS
        investments                                                      (16,916)           33,370
                                                                    ------------       -----------
Net cash provided by operating activities                                824,773           500,306
                                                                    ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities held-to-maturity                  (1,336,719)       (1,754,154)
  Purchase of investment securities available-for-sale                (1,139,275)         (371,617)
  Proceeds from maturities of interest-bearing time deposits              86,424            98,864
  Proceeds from maturities of securities held-to-maturity                      0           135,000
  Proceeds from maturities of securities available-for-sale                    0         1,500,000
  Proceeds from sales of securities available-for-sale                   145,928         3,200,776
  Net increase in loans                                               (5,033,480)       (5,675,670)
  Purchase of fixed assets                                              (272,405)           (8,623)
                                                                    ------------       -----------
Net cash used by investing activities                                 (7,549,527)       (2,875,424)
                                                                    ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                            (4,832,910)       (2,604,115)
  Proceeds from issuance of common stock                                 340,000           266,020
                                                                    ------------       -----------
Net cash used by financing activities                                 (4,492,910)       (2,338,095)
                                                                    ------------       -----------

Net decrease in cash and cash equivalents                            (11,217,664)       (4,713,213)
Cash and cash equivalents at beginning of period                      15,045,396         9,665,896
                                                                    ------------       -----------
Cash and cash equivalents at end of period                          $  3,827,732       $ 4,952,683
                                                                    ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest                                                          $  1,042,155       $   900,431
  Income taxes                                                      $    521,997       $   633,409

See accompanying Notes to Consolidated Financial Statements.

                       WAYNE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.           Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

Note 2.           Adoption of New Accounting Principles

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

Results of Operations

         The Company experienced a net profit during the quarter ended September 30, 1998, of $286,674, compared to $281,818 during the same period of 1997. This brings net profits for the nine months ended September 30, 1998, to $819,524, compared to $729,844 for the nine months ended September 30, 1997. The improvement in earnings for the third quarter is attributed to higher net interest income which is up 9.4% from the third quarter of 1997. The improvement in net interest income can be attributed to a 9.8% increase in earning assets to $42.4 million as of September 30, 1998, from $38.6 million as of September 30, 1997. The segment of earning assets showing the most significant increase was loans which grew $4.7 million, or 16.2%, during the twelve months ending September 30, 1998. The Company's net interest margin was unchanged at 6.4% for the quarter ended September 30, 1998, compared to 6.4% for the same period of 1997.

         Noninterest income for the quarter ended September 30, 1998, was $182,517, up 9.1% from $167,355 for the same quarter of 1997. For the nine months ended September 30, 1998, noninterest income increased $91,884, or 21.1%, to $528,119 from $436,235 for the same period of 1997. The increase was primarily the result of improved mortgage origination fees which were up 93.7% to $87,218 for the nine months ended September 30, 1998, compared to $45,026 for the same period of 1997. This increase is primarily attributable to an increase in mortgage loan activity resulting from falling mortgage loan interest rates.

         Noninterest expenses for the quarter ended September 30, 1998, was $377,757, an increase of $47,559, or 14.4%, from $330,198 for the same period of 1997. Salaries and benefits were up $25,698, or 16.6%, to $180,095 for the quarter ended September 30, 1998, from $154,397 for the same period of 1997, primarily as a result of increases in staffing levels at the Bank, and overtime pay.

Other operating expenses were up $16,154, or 12.8%, to $142,219 for the quarter ended September 30, 1998, from $126,065 for the same period of 1997. This increase is primarily a result of data processing expenditures associated with the Bank's efforts to prepare for the year 2000. For the nine month period ended September 30, 1998, noninterest expense increased $85,028, or 8.4%, to $1,099,715 from $1,014,687 for the same period of 1997. This increase in noninterest expense can also be attributed to increases in staffing levels at the Bank and year 2000 expenditures.

         Loan losses, net of recoveries, during the quarter ended September 30, 1998, were $34,895 compounded to $37,480 for the same period one year ago. Loan losses, net of recoveries, amounted to $65,695 for the nine months ended September 30, 1998, compounded to $87,480 for the nine months ended September 30, 1997. The majority of loan losses continue to be the result of consumer bankruptcies on secured loans. Past due loans amounted to 1.02% of total loans as of September 30, 1998, well below the national average of our peer group of 2.99%.

         During the nine month period ended September 30, 1998, the loan loss reserve increased by $69,305, bringing the allowance for loan losses to 1.03% of loans, compared to .81% of loans at September 30, 1997. Based on its review, management believes the allowances for loan losses is adequate at this time. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 1998, were 2.51% and 16.10%, respectively, compared to 2.76% and 20.43%, respectively, for the same quarter of 1997. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 1998, were 2.43% and 16.15%, respectively, compared to 2.49% and 18.98%, respectively, for the same period of 1997. Earnings per share, on a fully diluted basis, for the nine and three month periods ended September 30, 1998, amounted to $1.64 and $.56, respectively, compared to $1.63 and $.64, respectively, for the same periods of 1997.

         The Company's assets ended the third quarter of 1998 at $47.3 million, down 7.4% from $51.1 million at December 31, 1997. This decrease can be attributed to the reduction in seasonal local government tax deposits of approximately $7.7 million at December 31, 1997, which deposits were subsequently withdrawn by mid-January 1998. Total deposits ended the quarter at $39.7 million, down 11.0% from $44.6 million at December 31, 1997, which decrease is also related to the reduction in seasonal local government tax deposits, offset by normal growth in Bank deposits. At September 30, 1998, the Company's loan to deposit ratio was 83.8%, compared to 63.7% at December 31, 1997.

         Management expects earnings to improve slightly during the final quarter of 1998 over that experienced in the quarter just ended, contingent upon no deterioration within the loan portfolio which would require excessive provisions to the loan loss reserve. Although such expectations are based on management's best judgment, actual results will depend upon a number of factors that cannot be predicted with certainty and fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $4.8 million reduction in deposits during the nine month period ended September 30, 1998, is primarily reflected in federal funds sold which decreased $9.6 million, offset by the $4.9 million increase in loans. The reduction in federal funds sold is primarily attributed to the seasonal local government tax deposits of approximately $7.7 million at December 31, 1997, which deposits were withdrawn by mid-January 1998. During the first nine months of 1998, management has expanded the held-to-maturity portion of the investment portfolio by approximately $1.3 million through the purchase of municipal bonds. The available-for-sale portion of the portfolio has increased approximately $1.0 million through the purchase of U.S. Treasury securities and equities. During the first nine months of 1998, loans have increased by approximately $4.9 million, meeting management's expectations. The Company's liquid assets at September 30, 1998, represented 11.4% of total assets, compared to 30.8% at December 31, 1997.

         During the first quarter of 1998, three directors of the Company exercised warrants for the Company's common stock, par value $1.00 per share (the "Common Stock"), resulting in the issuance of 34,000 shares of the Common Stock. The exercise price was $10.00 per share, resulting in an injection of $340,000 into the Company's capital during the first quarter of 1998. At September 30, 1998, the Company's risk based capital ratio was 20.9% and its leverage ratio was 15.8%, compared to 20.2% and 14.8%, respectively, at December 31, 1997. Both the Company and the Bank are, at this time, in compliance with the Federal Reserve Board's and the OCC's capital requirements. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

ITEM 2.  CHANGES IN SECURITIES.

         In January 1998, three directors of the Company exercised warrants for the Common Stock, resulting in the issuance of 34,000 shares of the Common Stock. The warrants had an exercise price of $10.00 per share and thus the Company received $340,000. The Common Stock issued pursuant to the exercise of the warrants represent unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

ITEM 5.  OTHER INFORMATION.

         On October 21, 1998, the Company and First Banking Company of Southeast Georgia, a Georgia corporation ("FBCG"), announced that they had signed a letter of intent for FBCG to acquire the Company. The combination as proposed will be effected by a merger in which FBCG common stock will be issued for the Company's shares in a tax-free exchange, to be accounted for as a pooling of interests. Pursuant to the proposed transaction, each shareholder of the Company will receive 1.56837 shares (revised from 1.55 shares originally provided in the letter of intent) of FBCG common stock for each share of Common Stock of the Company held. Consummation of the proposed combination is subject to mutually satisfactory due diligence, negotiation and execution of a definitive merger agreement, approval by the shareholders of the Company, and approval of the appropriate federal and state regulatory agencies.

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

                  27(a)    Financial Data Schedule (for SEC use only).

                  27(b) Restated Financial Data Schedule For Nine Months ended September 30, 1996 (for SEC use only).

                  27(c) Restated Financial Data Schedule For Nine Months ended September 30, 1997 (for SEC use only).

                  99(a)    Press Release dated October 21, 1998.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WAYNE BANCORP, INC.
                                   --------------------------------------------
                                                   (Registrant)



Date:     November 11, 1998        By:  /s/ Douglas R. Harper
         ------------------            ----------------------------------------
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

27(a)    Financial Data Schedule (for SEC use only).

27(b)    Restated Financial Data Schedule For Nine Months ended September 30,
         1996 (for SEC use only).

27(c)    Restated Financial Data Schedule For Nine Months ended September 30,
         1997 (for SEC use only).

99(a)    Press Release dated October 21, 1998.